Form 10-Q
period 1996-03-31
CENCOM CABLE INCOME PARTNERS II L P
filed 1996-05-15
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              ____________________


                                   FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


                                       OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to ___________________________

Commission File Number 33-17174


                     CENCOM CABLE INCOME PARTNERS II, L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                        43-1456575
- - ------------------------------                             ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

12444 Powerscourt Drive #400
St. Louis, Missouri                                        63131
- - ----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

(Registrant's telephone number, including area code)       (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1996


                                     INDEX



                                                                                                                         Page
                                                                                                                         ----
Part I.  Financial Information
         ---------------------
         Item 1. Financial Statements
                 a. Balance Sheets - March 31, 1996 and December 31, 1995                                                 3
                 b. Statements of Operations - Three Months Ended
                    March 31, 1996 and 1995                                                                               4
                 c. Statement of Partners' Capital (Deficit) - Three Months Ended
                    March 31, 1996                                                                                        5
                 d. Statements of Cash flows - Three Months Ended March 31, 1996 and 1995                                 6
                 e. Notes to Financial Statements                                                                         7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                                    9

Part II. Other Information
         -----------------

         Item 1. Legal Proceedings - None                                                                                 -

         Item 2. Change in Securities - None                                                                              -

         Item 3. Defaults upon Senior Securities - None                                                                   -

         Item 4. Submission of Matters to a Vote of Security Holders - None                                               -

         Item 5. Other Information - None                                                                                 -

         Item 6. Exhibits and Reports on Form 8-K - None                                                                  -

         Signature Page                                                                                                   14

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                                 BALANCE SHEETS
                                  (Unaudited)

                                                                                                    March 31,       December 31,
                                                                                                      1996              1995
                                                                                                  ------------      ------------
                                                                      ASSETS
                                                                      ------
                 CURRENT ASSETS:
                   Cash and cash equivalents                                                      $  1,371,075      $    935,858
                   Accounts receivable, net                                                            177,472           190,968
                   Prepaid expenses and other                                                          345,153           149,923
                                                                                                  ------------      ------------
                            Total current assets                                                     1,893,700         1,276,749

                 PROPERTY AND EQUIPMENT, NET                                                        21,767,659        22,572,631

                 FRANCHISE COSTS                                                                     1,006,400         1,110,880
                                                                                                  ------------      ------------
                                                                                                  $ 24,667,759      $ 24,960,260
                                                                                                  ============      ============

                                                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                                                   -------------------------------------------

                 CURRENT LIABILITIES:
                   Current maturities of long-term debt                                           $ 40,400,000      $ 40,400,000
                   Accounts payable and accrued expenses                                             1,880,162         2,160,916
                   Payables to General Partner and affiliate                                         2,967,215         2,731,619
                   Subscriber deposits and prepayments                                                  21,171            20,675
                                                                                                  ------------      ------------
                            Total current liabilities                                               45,268,548        45,313,210
                                                                                                  ------------      ------------

                 DEFERRED REVENUE                                                                       27,128            27,904
                                                                                                  ------------      ------------
                 PARTNERS' CAPITAL (DEFICIT):
                   General Partner                                                                  (2,816,373)       (2,813,902)
                   Limited Partners (250,000 units authorized; 90,915 units issued and
                     outstanding)                                                                  (17,352,377)      (17,107,785)
                   Note receivable from General Partner                                               (459,167)         (459,167)
                                                                                                  ------------      ------------
                            Total Partners' capital (deficit)                                      (20,627,917)      (20,380,854)
                                                                                                  ------------      ------------
                                                                                                  $ 24,667,759      $ 24,960,260
                                                                                                  ============      ============

      The accompanying notes are an integral part of these balance sheets.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)



                                                                                                      1996            1995
                                                                                                   ----------     ------------

                 SERVICE REVENUES                                                                  $4,361,221      $ 4,132,138
                                                                                                   ----------      -----------
                 OPERATING EXPENSES:
                   Operating, general and administrative                                            2,523,518        2,306,485
                   Depreciation and amortization                                                    1,388,735        2,034,794
                                                                                                   ----------      -----------
                                                                                                    3,912,253        4,341,279
                                                                                                   ----------      -----------
                            Income (loss) from operations                                             448,968        (209,141)
                                                                                                   ----------      ----------
                 OTHER INCOME (EXPENSE):
                   Interest income                                                                      7,385           22,517
                   Interest expense                                                                  (703,416)        (916,897)
                                                                                                          -                -
                   Equity in loss of unconsolidated limited partnership                            ----------      -----------
                                                                                                     (696,031)        (894,380)
                                                                                                   ----------      -----------
                            Net loss                                                               $ (247,063)     $(1,103,521)
                                                                                                   ----------      -----------
                 NET LOSS PER LIMITED PARTNERSHIP UNIT                                             $    (2.69)     $    (12.02)
                                                                                                   ----------      -----------
                 AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING
                                                                                                       90,915           90,915
                                                                                                   ----------      -----------



        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)


                                                                                                         Note
                                                                                                      Receivable
                                                                                                         From
                                                                        General         Limited        General
                                                                          Partner         Partners     Partner         Total
                                                                     --------------  -------------- ------------  --------------

                 BALANCE, December 31, 1995                          $(2,813,902)    $(17,107,785)   $(459,167)    $(20,380,854)

                   Net loss                                               (2,471)        (244,592)          --         (247,063)
                                                                     -----------     ------------    ---------     ------------
                 BALANCE, March 31, 1996                             $(2,816,373)    $(17,352,377)   $(459,167)    $(20,627,917)
                                                                     -----------     ------------    ---------     ------------





         The accompanying notes are an integral part of this statement.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                                                                                         1996           1995
                                                                                                    -------------  -------------

                 CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net loss                                                                            $ (247,063)   $(1,103,521)
                                                                                                       ----------    -----------
                   Adjustments to reconcile net loss to net cash provided by operating activities-
                       Depreciation and amortization                                                    1,388,735      2,034,794
                       Changes in assets and liabilities-
                          Accounts receivable, net                                                         13,496        (16,284)
                          Prepaid expenses and other                                                     (195,230)       (30,219)
                          Accounts payable and accrued expenses                                          (280,754)       943,544
                          Payables to General Partner and affiliate                                       235,596        372,472
                          Subscriber deposits and prepayments                                                 496            147
                          Deferred revenue                                                                   (776)         --
                                                                                                       ----------    -----------
                            Net cash provided by operating activities                                     914,500      2,200,933
                                                                                                       ----------    -----------
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                   Additions to property and equipment, net                                              (479,283)      (492,255)
                                                                                                       ----------    -----------
                            Net cash used in investing activities                                        (479,283)      (492,255)
                                                                                                       ----------    -----------
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                   Repayments on revolving line of credit                                                    --       (1,900,000)
                                                                                                       ----------    -----------
                            Net cash used in financing activities                                            --       (1,900,000)
                                                                                                       ----------    -----------
                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     435,217       (191,322)

                 CASH AND CASH EQUIVALENTS, beginning of period                                           935,858      3,240,343
                                                                                                       ----------    -----------
                 CASH AND CASH EQUIVALENTS, end of period                                              $1,371,075    $ 3,049,021
                                                                                                       ----------    -----------

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION:

Cencom Cable Income Partners II, L.P., a Delaware limited partnership (the "Partnership" or the "Registrant"), was formed on August 13, 1987, for the purpose of acquiring and operating existing cable television systems. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements as of March 31, 1996 and 1995, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1995. Interim results are not necessarily indicative of results for a full year.

3. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Registrant owns Limited Partnership units of Cencom Partners, L.P. ("CPLP") which provide the Registrant an 84.03% ownership interest in CPLP. The Registrant owns only limited partnership units and does not exercise significant influence over CPLP's operations; therefore, its investment in CPLP is accounted for using the equity method and losses in excess of its investment in limited partnership are not recorded. As of March 31, 1996, the unrecorded losses in excess of investment were $11,997,583.

Summary financial information for the operating results of CPLP, for the first three months of 1996, which are not consolidated with the operating results of the Registrant, are as follows:


           Service revenues                              $ 3,328,300
                                                         ===========
           Loss from operations                          $  (326,528)
                                                         ===========
           Net loss                                      $(1,000,649)
                                                         ===========

4. LIQUIDATION:

The Partnership Agreement provides for the dissolution of the Partnership on or before December 31, 1995. In accordance with the Partnership Agreement, the General Partner began dissolution during 1995. Two independent appraisals were received, resulting in an appraised value of $73,850,000 as of March 31, 1995 for the Partnership's cable systems (the "Systems") (excluding its investment in CPLP). The General Partner retained a broker to market the systems using an auction process and has accepted bids with respect to the South Carolina systems, and for the Cleveland, Jasper and Woodville systems, which constitute a portion of the Texas systems, for an aggregate purchase price of $46,700,000, with each bid being subject to execution of a final sale agreement. The bid for the South Carolina systems was submitted by an affiliate of the General Partner. In accordance with the Partnership Agreement, the sale of assets to an affiliate of the General Partner is subject to an appraisal process, requiring two independent appraisers to jointly determine the appraised value, and must be approved by a majority of outstanding

Limited Partner units. The General Partner is preparing a disclosure statement for distribution to the Limited Partners which will describe the various transactions and request consent for the proposed sales to affiliates of the General Partner.

Bids submitted to date with respect to the Northeast Missouri systems and the remainder of the Texas systems were considered to be too low relative to the appraised fair market values of such systems established pursuant to the appraisal process. Thus, these bids have not been accepted by the General Partner. The General Partner will continue to seek potential purchasers for these remaining systems.

Upon dissolution, the General Partner or other liquidating agent is required to liquidate partnership assets and to distribute all available proceeds as soon as practicable after their receipt by the Partnership. After payment of the Partnership's liabilities, these sales proceeds will be distributed as set forth in the Partnership Agreement.

Upon finalization of a complete plan of liquidation and the determination of net proceeds from sales of Partnership assets, the Partnership will change its basis of accounting from the going-concern basis to the liquidation basis. Under the liquidation basis of accounting, assets are recorded at their estimated realizable values and liabilities are recorded at their estimated settlement amounts.

                     CENCOM CABLE INCOME PARTNERS II, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the approximate number of subscribers of the Partnership as of the dates indicated:

                                                                              March 31,       December 31,        March 31,
                                                                                1996              1995              1995
                                                                              ---------       ------------        ---------

                        Basic Subscribers:
                          Texas systems                                        23,000            22,200             22,200
                          South Carolina systems                               20,600            20,200             19,300
                          Northeast Missouri systems                            2,000             2,100              2,100
                                                                               ------            ------             ------
                                                                               45,600            44,500             43,600
                                                                               ======            ======             ======
                        Premium Subscriptions:
                          Texas systems                                         8,300             8,400              8,700
                          South Carolina systems                               11,300            11,100             10,500
                          Northeast Missouri systems                            1,000             1,000              1,000
                                                                               ------            ------             ------
                                                                               20,600            20,500             20,200
                                                                               ======            ======             ======

The following table sets forth certain items as a percentage of total revenues for the periods indicated:

                                                                                              For the Three Months
                                                                                                 Ended March 31
                                                                                                 --------------
                                                                                                   (Unaudited)
                                                                                            1996                 1995
                                                                                            ----                 ----
                        Service Revenues                                                   100.0 %              100.0 %
                                                                                           =====                =====
                        Operating Expenses:
                               Operating, General and Administrative                        57.9                 55.8
                               Depreciation and Amortization                                31.8                 49.2
                                                                                           -----                -----
                                                                                            89.7                105.0
                                                                                           -----                -----
                        Income (loss) From Operations                                       10.3                 (5.0)
                                                                                           -----                -----
                        Other Income (Expense):
                               Interest Income                                               0.1                  0.5
                               Interest Expense                                            (16.1)               (22.2)
                                                                                           -----                -----
                                                                                           (16.0)               (21.7)
                                                                                           -----                -----
                        Net Loss                                                            (5.7)%              (26.7)%
                                                                                           =====                =====

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 5.5% to $4,361,221 for the three months ended March 31, 1996, when compared to the similar period of 1995. These increases in 1996 are primarily due to an increase in subscribers for the basic tier of cable service offered by the Systems.

Basic subscribers at March 31, 1996 increased by 4.6% over March 31, 1995. This reflects management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. It also reflects an industry-wide increase in cable subscribers as a result of increased advertising during 1995 by wireless and direct broadcast service providers; these broad-based marketing campaigns appear to have enhanced overall consumer awareness and desire for alternative programming options, with a "spill-over" benefit for cable providers. In addition, a limited amount of new-build construction increased the coverage of the Systems.

In addition, revenue increases through March 31, 1996, reflect minimal retail and ancillary rate increases implemented in certain franchise areas. Rate increases have been limited because federal rate regulation implemented in 1993 and 1994 rolled back cable rates and authorized only limited rate increases for the pass-through of certain external costs as to those systems which rolled back rates to the full extent required by law (up to 17%).

Premium service subscriptions increased 2.0% from March 31, 1995 to March 31, 1996. The ratio of premium service subscriptions per basic subscriber decreased from 46.3% at March 31, 1995 to 45.2% at March 31, 1996. This overall decrease may reflect the fact that there is an increasing variety of programming on the basic tier. Given this change at the basic level, the Partnership anticipates that premium services may continue to decline relative to basic services over the next few years. As a result, the Partnership has begun to offer premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.


Operating Expenses

Operating, general and administrative expenses increased by $217,033 or 9.4% during the three months ended March 31, 1996 when compared to the similar period of 1995. The majority of this increase, approximately $119,000, related to increases in license fees paid for programming. In addition, there were increases in wages, bad debt and franchise costs between the comparable quarters.

Depreciation and amortization decreased by 31.8% from $2,034,794 for the three months ended March 31, 1995, to $1,388,735 for the same period in 1996. Although the Partnership had increased depreciation as a result of capital expenditures made to the Systems, this was offset by a significant decrease in amortization because of the completion of amortization periods for Anderson County, South Carolina franchises.


Other Income and Expenses

Interest expense decreased by 23.3% from $916,897 during the first quarter of 1995 to $703,416 for the first quarter of 1996. This decrease was primarily due to the decrease in the average outstanding debt balance between the comparable quarters and a decrease in the effective weighted average interest rates between the comparable quarters.


Net Loss

Net loss was reduced by 77.6% from $(1,103,521) to $(247,063) for the current quarter. In 1996, decreases in interest expense and in amortization expense were significant factors versus the prior year.

Liquidity and Capital Resources

The Registrant has historically been able to meet capital needs through the sale of partnership units, borrowings under credit facilities, and from cash generated by operations. The Registrant anticipates that cash generated from operations and available credit should be adequate for future foreseeable capital requirements over the remaining life of the Partnership. However, future actions which may be taken by the FCC could negatively impact the ability of the Partnership to continue its historical levels of investment in property and equipment.

The Partnership has arranged for a secured revolving line of credit agreement (the "Credit Agreement") with a consortium of banks, for which The Toronto Dominion Bank is the agent. Such Credit Agreement bears interest at a rate selected by the Partnership equal to the Eurodollar basis, Toronto Dominion Bank's prime rate, or certificate of deposit rate, as the case may be, plus a spread, and has a maturity date of December 31, 1996. This Credit Agreement allows borrowings up to $65 million. While the Partnership's cash flow from operations has been used to fund a portion of capital expenditures, in prior periods the Partnership from time to time did increase debt to cover the balance of capital expenditures. Outstanding indebtedness of the Partnership at December 31, 1995 and March 31, 1996, was $40,400,000 borrowed under the Credit Agreement.

The Partnership made capital expenditures of approximately $479,000 during the first three months of 1996 in connection with the improvement and upgrading of the Partnership systems. The Registrant anticipates that capital expenditures for such purposes will aggregate $2,400,000 during 1996.

Pursuant to the terms of the Partnership Agreement, the General Partner suspended distributions to the Limited Partners during the fourth quarter of 1993. The distributions were suspended to provide the Partnership with greater financial flexibility in meeting debt obligations and continuing capital expenditures to maintain and enhance the Partnership's assets.

Pursuant to the terms of the Partnership Agreement, the Partnership's term expired on December 31, 1995. In connection with the disposition of the Partnership's assets, the Partnership Systems were appraised as of March 31, 1995 by Daniels & Associates ("Daniels") and Western Cablesystems, Inc. ("Western"), who jointly reached a valuation of $73,850,000 for all of the Partnership Systems (referred to as the "Appraisal Process" herein). Thereafter, the General Partner retained Daniels to market the Systems using an auction process with competing bids and counter-bids. As a result of the auction process, the General Partner has accepted bids with respect to the South Carolina Systems and for the Woodville, Jasper and Cleveland areas (which constitute a portion of the Texas Systems) for an aggregate purchase price of $46,700,000, each subject to execution of a final sale agreement. The accepted bids constitute approximately 61% of the Partnership's basic subscribers as of March 31, 1996. The highest bid for the South Carolina Systems was submitted by an affiliate of the General Partner. In accordance with the terms of the Partnership Agreement, the sale of assets to an affiliate of the General Partner must be approved by a majority of outstanding Limited Partner interests and is subject to an appraisal process, which requires that two independent appraisers jointly determine the appraised value. The General Partner has retained Daniels and Western to update their earlier appraisal to satisfy this requirement. The General Partner is preparing a disclosure statement for distribution to the Limited Partners which will describe the various transactions and request consent for the proposed sales to affiliates of the General Partner.

Bids submitted to date with respect to the Northeast Missouri and the remainder of the Texas Systems are viewed by the General Partner to be too low relative to the appraised fair market values of such Systems. Accordingly, these bids have not been accepted by the General Partner. Although the General Partner intends to liquidate the Partnership as expeditiously as possible, it does not believe a sale or sales of the Northeast Missouri or the remainder of the Texas Systems at this time would be in the best interests of the Partnership or the Limited Partners. The General Partner intends to continue to operate the Partnership in accordance with the Partnership Agreement while it actively seeks potential purchasers for these remaining Systems.

Concurrent with the disposition of the Partnership's Systems, Cencom Partners, L.P. is disposing of its assets through sale of its television cable systems. The asset sale is being effected to satisfy the requirement by CPLP's senior bank lenders that the credit facility be repaid in accordance with its terms. The CPLP asset disposition was also commenced to facilitate the liquidation of the Partnership which requires the liquidation of all of the Partnership's assets, including its entire ownership interest in CPLP.

To dispose of the assets of CPLP, the general partner of CPLP obtained appraisals as of March 31, 1995 from Daniels and Western, who jointly reached a valuation of $60,900,000 for all of the CPLP systems. Thereafter, Daniels was retained to market the CPLP systems using an auction process substantially identical to that employed for the Partnership's Systems. As a result of the auction process, CPLP's general partner has accepted bids for CPLP's South Carolina and North Carolina Systems for an aggregate price of $52,450,000, subject to execution of final sale agreements, including bids submitted by affiliates of the General Partner of the Registrant for certain of the CPLP systems. The bids submitted for CPLP's Texas Systems were below the appraised fair market value and have not been accepted. CPLP intends to continue to operate its Texas Systems until an acceptable bid is received.

Following CPLP's proposed sales of some or all of its systems, it will use the available sale proceeds to pay outstanding indebtedness and expenses (including the payment of accrued and unpaid management fees to its General Partner and repayment of its senior bank credit facility), with the remaining proceeds to be distributed in accordance with the terms of CPLP's partnership agreement, which will include distributions to the Partnership in its capacity as a Limited Partner of CPLP.

After the consummation of the Partnership's proposed system sales for which there are acceptable bids, and the receipt of the CPLP distribution, the Partnership will first repay a portion of its outstanding senior indebtedness, which was $40,400,000 as of March 31, 1996; second, pay accrued and unpaid management fees to the General Partner which was approximately $2,927,000 as March 31,1996; and, thereafter, distribute the remaining proceeds to the Limited Partners. Concurrently, the Partnership intends to either refinance or amend the terms and extend the maturity of the remaining balance of its senior indebtedness, pending the sale of the remainder of its assets.

The Partnership does not maintain property and casualty insurance covering its underground cable television distribution plant. The General Partner believes that the likelihood of any material damage to such distribution plant, due to natural disasters or otherwise, is minimal and that damage to such distribution plant at any individual location is unlikely to have a material adverse effect on the Partnership. The General Partner also believes that its decision not to insure such distribution plant is consistent with standard practices in the cable television industry.

The Partnership believes that it has generally complied with the provisions of the 1992 Act regarding cable programming service rates. However, some Systems may be charging rates which are in excess of allowable rates and, accordingly, may be subject to challenge by regulatory authorities; such challenge may result in the Partnership being required to make refunds to subscribers. The amount of refunds, if any, which could be payable by the Partnership in the event such Systems' rates are successfully challenged by regulatory authorities is not currently estimable. The Partnership has not reserved any amounts for payment of such refunds as the General Partner does not believe that the amounts of any such refunds would have a material adverse effect on the financial position or results of the Partnership.

Part II.   Other Information

Item 1.    Legal Proceedings - None

Item 2.    Change in Securities - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K - None

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                        FOR QUARTER ENDED MARCH 31, 1996


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENCOM CABLE INCOME PARTNERS II, L.P.

                                        By: Cencom Properties II, Inc.
                                            General Partner



                                        By: /s/ Jerald L. Kent
                                            ---------------------------------
                                            Jerald L. Kent
                                            Executive Vice President and
                                            Chief Financial Officer



By:  /s/ Jerald L. Kent                     May 13, 1996
     ----------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer


By:  /s/ Ralph G. Kelly                     May 13, 1996
     ----------------------------
     Ralph G. Kelly
     Treasurer