Form 10-Q
period 1996-06-30
CENCOM CABLE INCOME PARTNERS II L P
filed 1996-08-14
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              ____________________


                                   FORM 10-Q


         (Mark one)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from ________________ to  _________________________

Commission File Number 33-17174


                     CENCOM CABLE INCOME PARTNERS II, L.P.
             (Exact name of registrant as specified in its charter)



       Delaware                                         43-1456575
       --------                                         ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

12444 Powerscourt Drive #400
St. Louis, Missouri                                   63131
- ---------------------------------------               -----
(Address of Principal Executive Offices)              (Zip Code)

(Registrant's telephone number, including area code)  (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1996


                                     INDEX



                                                                                                         Page
                                                                                                         ----
Part I.  Financial Information
         ---------------------
         Item 1.  Financial Statements
                  a.   Balance Sheets -June 30, 1996 and December 31, 1995                                  3

                  b.   Statements of Operations - Three Months Ended
                       June 30, 1996 and 1995                                                               4
                  c.   Statements of Operations - Six Months Ended
                       June 30, 1996 and 1995                                                               5
                  d.   Statement of Partners' Capital (Deficit) - Six Months Ended
                       June 30, 1996                                                                        6
                  e.   Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995                   7
                  f.   Notes to Financial Statements                                                        8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    10

Part II.  Other Information
          -----------------

          Item 1.  Legal Proceedings - None                                                                 -

          Item 2.  Change in Securities - None                                                              -

          Item 3.  Defaults upon Senior Securities - None                                                   -

          Item 4.  Submission of Matters to a Vote of Security Holders - None                               -

          Item 5.  Other Information - None                                                                 -

          Item 6.  Exhibits and Reports on Form 8-K - None                                                  -

          Signature Page                                                                                   15





                     CENCOM CABLE INCOME PARTNERS II, L.P.


                                 BALANCE SHEETS
                                  (Unaudited)


                                                    June 30,          December 31,
                                                     1996                1995
                                                  ------------       ------------

                                     ASSETS
                                     ------
CURRENT ASSETS:
 Cash and cash equivalents                       $   761,940        $    935,858
 Accounts receivable, net                            211,333             190,968
 Prepaid expenses and other                          249,430             149,923
                                                 -----------        ------------
     Total current assets                          1,222,703           1,276,749
PROPERTY AND EQUIPMENT                            20,979,780          22,572,631
FRANCHISE COSTS                                      858,451           1,110,880
                                                 -----------        -----------
                                                 $23,060,934        $ 24,960,260
                                                 ===========        ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt            $38,900,000        $ 40,400,000
 Accounts payable and accrued expenses             1,992,151           2,160,916
 Payables to General Partner and affiliate         3,189,973           2,731,619
 Subscriber deposits and prepayments                  19,305              20,675
                                                 -----------        ------------
     Total current liabilities                    44,101,429          45,313,210
                                                 -----------        ------------
DEFERRED REVENUE                                      26,353              27,904
                                                 -----------        ------------
PARTNERS' CAPITAL (DEFICIT):
 General Partner                                  (2,820,762)         (2,813,902)
 Limited Partners (250,000 units
 authorized; 90,915 units issued and
   outstanding)                                  (17,786,919)        (17,107,785)
 Note receivable from General Partner               (459,167)           (459,167)
                                                 -----------        ------------
     Total Partners' capital (deficit)           (21,066,848)        (20,380,854)
                                                 -----------        ------------
                                                 $23,060,934        $ 24,960,260
                                                 ===========        ============

      The accompanying notes are an integral part of these balance sheets.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)




                                                            1996              1995
                                                          ---------         ---------
SERVICE REVENUES                                          $ 4,550,665       $ 4,326,714
                                                          -----------       ------------
OPERATING EXPENSES:
 Operating, general and administrative                      2,565,284         2,495,536
 Liquidation costs                                            200,000          --
 Depreciation and amortization                              1,470,726         1,842,926
                                                          -----------       -----------
                                                            4,236,010         4,338,462
                                                          -----------       -----------
       Income (loss) from operations                          314,655           (11,748)
                                                          -----------       -----------
OTHER INCOME (EXPENSE):
 Interest income                                               14,706          --
 Interest expense                                            (768,292)         (853,430)
 Equity in loss of unconsolidated limited partnership         --                --
                                                          -----------       -----------
                                                             (753,586)         (853,430)
                                                          ------------      -----------
       Net loss                                           $  (438,931)      $  (865,178)
                                                          ===========       ===========
NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST         $     (4.78)      $     (9.42)
                                                          ===========       ===========
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
 OUTSTANDING                                                   90,915            90,915
                                                          ===========       ===========

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)



                                                                 1996              1995
                                                               --------          --------
SERVICE REVENUES                                               $ 8,911,886       $ 8,458,852
                                                               -----------       -----------
OPERATING EXPENSES:
 Operating, general and administrative                           5,086,562         4,802,021
 Liquidation costs                                                 209,198          --
 Depreciation and amortization                                   2,852,503         3,877,720
                                                               -----------       -----------
                                                                 8,148,263         8,679,741
                                                               -----------       -----------
  Income (loss) from operations                                    763,623          (220,889)
                                                               -----------       -----------
OTHER INCOME (EXPENSE):
 Interest income                                                    22,091            22,517
 Interest expense                                               (1,471,708)       (1,770,327)
 Equity in loss of unconsolidated limited partnership              --                --
                                                               -----------       -----------
                                                                (1,449,617)       (1,747,810)
                                                               -----------       -----------
  Net Loss                                                     $  (685,994)      $(1,968,699)
                                                               ===========       ===========
NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST              $     (7.47)      $    (21.44)
                                                               ===========       ===========
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
 OUTSTANDING                                                        90,915            90,915
                                                               ===========       ===========

        The accompanying notes are an integral part of these statements

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (Unaudited)



                                                                        Note
                                                                     Receivable
                                                                        From
                                 General            Limited            General
                                 Partner           Partners            Partner             Total
                            -----------------  -----------------  -----------------  -----------------
BALANCE, December 31, 1995       $(2,813,902)      $(17,107,785)         $(459,167)      $(20,380,854)
  Net loss                            (6,860)          (679,134)             --              (685,994)
                                 -----------       ------------          ---------       ------------
BALANCE, June 30, 1996           $(2,820,762)      $(17,786,919)         $(459,167)      $(21,066,848)
                                 ===========       ============          =========       ============

         The accompanying notes are an integral part of this statement.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)



                                                                                        1996              1995
                                                                                     ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $  (685,994)      $(1,968,699)
                                                                                     -----------       -----------
Adjustments to reconcile net loss to net cash provided by operating activities-
 Depreciation and amortization                                                         2,852,503         3,877,720
 Changes in assets and liabilities-
   Accounts receivable, net                                                              (20,365)          (15,657)
   Prepaid expenses and other                                                            (99,507)            4,597
   Accounts payable and accrued expenses                                                (168,765)           58,064
   Payables to General Partner and affiliate                                             458,354           545,025
   Subscriber deposits and prepayments                                                    (1,370)              602
   Deferred revenue                                                                       (1,551)           26,358
                                                                                     -----------       -----------
      Net cash provided by operating activities                                        2,333,305         2,528,010
                                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net                                             (1,007,223)       (1,603,992)
                                                                                     -----------       -----------
      Net cash used in investing activities                                           (1,007,223)       (1,603,992)
                                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments on revolving line of credit                                               (1,500,000)       (1,900,000)
                                                                                     -----------       -----------
      Net cash used in financing activities                                           (1,500,000)       (1,900,000)
                                                                                     -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (173,918)         (975,982)
CASH AND CASH EQUIVALENTS, beginning of period                                           935,858         3,240,343
                                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                             $   761,940       $ 2,264,361
                                                                                     ===========       ===========

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

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements as of June 30, 1996 and 1995, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1995. Interim results are not necessarily indicative of results for a full year.

3. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Registrant owns Limited Partnership units of Cencom Partners, L.P. ("CPLP") which provide the Registrant an 84.03% ownership interest in CPLP. The Registrant owns only limited partnership units and does not exercise significant influence over CPLP's operations; therefore, its investment in CPLP is accounted for using the equity method and losses in excess of its investment in limited partnership are not recorded. As of June 30, 1996, the unrecorded losses in excess of investment were $12,605,167.

Summary financial information for the operating results of CPLP, for the first six months of 1996, which are not consolidated with the operating results of the Registrant, are as follows:


 Service revenues                   $  6,726,575
                                    =============
 Loss from operations               $   (681,874)
                                    =============
 Net loss                           $ (2,029,866)
                                    =============
 Total partners' capital (deficit)  $(13,144,270)
                                    =============

4. LIQUIDATION:

The Partnership Agreement provides for the dissolution of the Partnership on or before December 31, 1995. In accordance with the Partnership Agreement, the General Partner began dissolution during 1995. Two independent appraisals were received, resulting in an appraised value of $73,850,000 as of March 31, 1995 for the Partnership's cable systems (the "Systems") (excluding its investment in CPLP). The General Partner retained a broker to market the Systems using an auction process and has accepted bids with respect to the South Carolina systems, and for the Cleveland, Jasper and Woodville systems, which constitute a portion of the Texas systems, for an aggregate purchase price of $46,700,000, with each bid being subject to execution of a final sale agreement. The bid for the South Carolina systems was submitted by an affiliate of the General Partner. In accordance with the Partnership Agreement, the sale of assets to an affiliate of the General Partner is subject to an appraisal process, requiring two independent appraisers to jointly determine the appraised value, and must be approved by a majority of outstanding

Limited Partner units. The General Partner is preparing a disclosure statement for distribution to the Limited Partners which will describe the various transactions of the Partnership and CPLP and request consent for the proposed sales to affiliates of the general partners of the Registrant and CPLP.

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

Concurrent with the disposition of the Partnership's Systems, CPLP is disposing of its assets through sale of its television cable systems. The asset sale is being effected to satisfy the requirement by CPLP's senior bank lenders that the credit facility be repaid in accordance with its terms. The CPLP asset disposition was also commenced to facilitate the liquidation of the Partnership which requires the liquidation of all of the Partnership's assets, including its entire ownership interest in CPLP.

To dispose of the assets of CPLP, the general partner of CPLP obtained appraisals as of March 31, 1995 from Daniels and Western, who jointly reached a valuation of $60,900,000 for all of the CPLP systems. Thereafter, Daniels was retained to market the CPLP systems using an auction process substantially identical to that employed for the Partnership's Systems. As a result of the auction process, CPLP's general partner has accepted bids submitted by affiliates of the General Partner of the Registrant for CPLP's South Carolina and North Carolina Systems for an aggregate price of $52,450,000, subject to execution of final sale agreements. The bids submitted for CPLP's Texas Systems were below the appraised fair market value and have not been accepted. CPLP intends to continue to operate its Texas Systems until an acceptable bid is received.

Following CPLP's proposed sales of some or all of its systems, it will use the available sale proceeds to pay outstanding indebtedness and expenses (including the payment of accrued and unpaid management fees to its General Partner and repayment of its senior bank credit facility), with any remaining proceeds to be distributed in accordance with the terms of CPLP's partnership agreement, which will include distributions to the Partnership in its capacity as a Limited Partner of CPLP. The amount, if any, of a distribution to the Partnership of remaining proceeds from the sale of the CPLP systems cannot be estimated at this time and the amount of proceeds which may be available for distribution is entirely dependent on the ultimate purchase price of CPLP's La Grange System.

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

                     CENCOM CABLE INCOME PARTNERS II, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the approximate number of subscribers of the Partnership as of the dates indicated:


                            June 30,   December 31,  June 30,
                              1996         1995        1995
                            ---------  ------------  ---------
Basic Subscribers:
 Texas systems                 22,400        22,200     22,100
 South Carolina systems        20,700        20,200     19,900
 Northeast Missouri systems     2,100         2,100      2,100
                            ---------  ------------  ---------
                               45,200        44,500     44,100
                            =========  ============  =========
Premium Subscriptions:
 Texas systems                  7,900         8,400      7,900
 South Carolina systems        10,900        11,100     11,000
 Northeast Missouri systems       900         1,000      1,000
                            ---------  ------------  ---------
                               19,700        20,500     19,900
                            =========  ============  =========

The following table sets forth certain items as a percentage of total revenues for the periods indicated:


                                                               For the Three Months                   For the Six Months
                                                                  Ended June 30                         Ended June 30
                                                              ---------------------                   -------------------
                                                                   (Unaudited)                           (Unaudited)
                                                           1996               1995               1996               1995
                                                           ----               ----               ----               -----
Service Revenues                                           100.0%             100.0%             100.0%             100.0%
                                                          ======             ======             ======             =====
Operating Expenses:
 Operating, General and Administrative                      56.4               57.7               57.1               56.8
 Liquidation Costs                                           4.4                 --                2.2                 --
 Depreciation and Amortization                              32.3               42.6               32.1               45.8
                                                          ------             ------             ------             ------
                                                            93.1              100.3               91.4              102.6
                                                          ------             ------             ------             ------
Income (Loss) from Operations                                6.9               (0.3)               8.6               (2.6)
                                                          ------             ------             ------             ------
Other Income (Expense):
 Interest Income                                             0.3                0.0                0.2                0.3
 Interest Expense                                          (16.9)             (19.7)             (16.5)             (20.9)
 Equity in loss of unconsolidated limited partnership         --                 --                 --                 --
                                                          ------             ------             ------             ------
                                                           (16.6)             (19.7)             (16.3)             (20.6)
                                                          ------             ------             ------             ------
Net Loss                                                    (9.7)%            (20.0)%             (7.7)%            (23.2)%
                                                          ======             ======             ======             ======

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems.
Service revenues increased by 5.2% to $4,550,665 and 5.4% to $8,911,886, respectively, for the three and six month periods ended June 30, 1996, when compared to the similar periods of 1995. These increases in 1996 are primarily due to an increase in subscribers for the basic tier of cable service offered by the Systems.

Basic subscribers at June 30, 1996 increased by 2.5% over June 30, 1995. This reflects management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. It also reflects an industry-wide increase in cable subscribers as a result of increased advertising during 1995 by wireless and direct broadcast service providers; these broad-based marketing campaigns appear to have enhanced overall consumer awareness and desire for alternative programming options, with a "spill-over" benefit for cable providers. In addition, a limited amount of new-build construction increased the coverage of the Systems.

In addition, revenue increases through June 30, 1996, reflect minimal retail and ancillary rate increases implemented in certain franchise areas. Rate increases have been limited because federal rate regulation implemented in 1993 and 1994 rolled back cable rates and authorized only limited rate increases for the pass-through of certain external costs as to those systems which rolled back rates to the full extent required by law (up to 17%).

Premium service subscriptions decreased 1.0% from June 30, 1995 to June 30, 1996. The ratio of premium service subscriptions per basic subscriber decreased from 45.1% at June 30, 1995 to 43.6 % at June 30, 1996. This overall decrease may reflect the fact that there is an increasing variety of programming on the basic tier. Given this change at the basic level, the Partnership anticipates that premium services may continue to decline relative to basic services over the next few years. As a result, the Partnership has begun to offer premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.


Operating Expenses

Operating, general and administrative expenses increased by $69,748 or 2.8% and $284,541 or 5.9%, respectively for the three and six month periods ended June 30, 1996 when compared to the similar periods of 1995. The majority of these increases were related to increases in license fees paid for programming. In addition, there were increases in wages, bad debt and franchise fees between the comparable quarters.

Liquidation costs for the three and six month periods ended June 30, 1996, were $200,000 and $209,198, respectively. Liquidation costs during these periods related primarily to professional fees for preparation of the disclosure statements for distribution to the Limited Partners.

Depreciation and amortization decreased by 20.2% from $1,842,926 to $1,470,726 and 26.4% from $3,877,720 to $2,852,503, respectively, for the three and six months ended June 30 1996, when compared to the similar periods of 1995. Although the Partnership had increased depreciation as a result of capital expenditures made to the Systems, this was offset by a significant decrease in amortization because of the completion of amortization periods for Anderson County, South Carolina franchises.


Other Income (Expense)

Interest expense decreased by 10.0% from $853,430 to $768,292 and 16.9% from $1,770,327 to $1,471,708, respectively, for the three and six month periods ended June 30, 1996, when compared to the similar periods of 1995. This decrease was primarily due to the decrease in the average outstanding debt balance between the comparable periods and a decrease in the effective weighted average interest rates between the comparable periods.

Net Loss

Net loss was reduced by 49.3% from $865,178 to $438,931 and 65.2% from $1,968,699 to $685,994 respectively for the three and six month periods ended June 30, 1996 when compared to the similar periods of 1995. In 1996, decreases in interest expense and in amortization expense were significant factors versus the prior year.

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

The Partnership has arranged for a secured revolving line of credit agreement (the "Credit Agreement") with a consortium of banks, for which The Toronto Dominion Bank is the agent. Such Credit Agreement bears interest at a rate selected by the Partnership equal to the Eurodollar basis, Toronto Dominion Bank's prime rate, or certificate of deposit rate, as the case may be, plus a spread, and has a maturity date of December 31, 1996. This Credit Agreement allows borrowings up to $65 million. While the Partnership's cash flow from operations has been used to fund a portion of capital expenditures, in prior periods the Partnership from time to time did increase debt to cover the balance of capital expenditures. Outstanding indebtedness of the Partnership at June 30, 1996 was $38,900,000 borrowed under the Credit Agreement.

The Partnership made capital expenditures of approximately $1,007,000 during the first six months of 1996 in connection with the improvement and upgrading of the Partnership systems. The Registrant anticipates that capital expenditures for such purposes will aggregate $2,400,000 during 1996.

Pursuant to the terms of the Partnership Agreement, the General Partner suspended distributions to the Limited Partners during the fourth quarter of 1993. The distributions were suspended to provide the Partnership with greater financial flexibility in meeting debt obligations and continuing capital expenditures to maintain and enhance the Partnership's assets.

Pursuant to the terms of the Partnership Agreement, the Partnership's term expired on December 31, 1995. In connection with the disposition of the Partnership's assets, the Partnership Systems were appraised as of March 31, 1995 by Daniels & Associates ("Daniels") and Western Cablesystems, Inc. ("Western"), who jointly reached a valuation of $73,850,000 for all of the Partnership Systems (referred to as the "Appraisal Process" herein). Thereafter, the General Partner retained Daniels to market the Systems using an auction process with competing bids and counter-bids. As a result of the auction process, the General Partner has accepted bids with respect to the South Carolina Systems and for the Woodville, Jasper and Cleveland areas (which constitute a portion of the Texas Systems) for an aggregate purchase price of $46,700,000, each subject to execution of a final sale agreement. The accepted bids constitute approximately 61% of the Partnership's basic subscribers as of June 30, 1996. The highest bid for the South Carolina Systems was submitted by an affiliate of the General Partner. In accordance with the terms of the Partnership Agreement, the sale of assets to an affiliate of the General Partner must be approved by a majority of outstanding Limited Partner interests and is subject to an appraisal process, which requires that two independent appraisers jointly determine the appraised value. The General Partner has retained Daniels and Western to update their earlier appraisal to satisfy this requirement. The General Partner is preparing a disclosure statement for distribution to the Limited Partners which will describe the various transactions of the Partnership and Cencom Partners, L.P. ("CPLP") and request consent for the proposed sales to affiliates of the general partners of the Registrant and CPLP.

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

The General Partner intends to continue to operate the Partnership in accordance with the Partnership Agreement while it actively seeks potential purchasers for these remaining Systems

Concurrent with the disposition of the Partnership's Systems, CPLP is disposing of its assets through sale of its television cable systems. The asset sale is being effected to satisfy the requirement by CPLP's senior bank lenders that the credit facility be repaid in accordance with its terms. The CPLP asset disposition was also commenced to facilitate the liquidation of the Partnership which requires the liquidation of all of the Partnership's assets, including its entire ownership interest in CPLP.

To dispose of the assets of CPLP, the general partner of CPLP obtained appraisals as of March 31, 1995 from Daniels and Western, who jointly reached a valuation of $60,900,000 for all of the CPLP systems. Thereafter, Daniels was retained to market the CPLP systems using an auction process substantially identical to that employed for the Partnership's Systems. As a result of the auction process, CPLP's general partner has accepted bids submitted by affiliates of the General Partner of the Registrant for CPLP's South Carolina and North Carolina Systems for an aggregate price of $52,450,000, subject to execution of final sale agreements. The bids submitted for CPLP's Texas Systems were below the appraised fair market value and have not been accepted. CPLP intends to continue to operate its Texas Systems until an acceptable bid is received.

Following CPLP's proposed sales of some or all of its systems, it will use the available sale proceeds to pay outstanding indebtedness and expenses (including the payment of accrued and unpaid management fees to its General Partner and repayment of its senior bank credit facility), with any remaining proceeds to be distributed in accordance with the terms of CPLP's partnership agreement, which will include distributions to the Partnership in its capacity as a Limited Partner of CPLP. The amount, if any, of a distribution to the Partnership of remaining proceeds from the sale of the CPLP systems cannot be estimated at this time and the amount of proceeds which may be available for distribution is entirely dependent on the ultimate purchase price of CPLP's La Grange System.

After the consummation of the Partnership's proposed system sales for which there are acceptable bids, and the receipt of the CPLP distribution, the Partnership will first repay a portion of its outstanding senior indebtedness, which was $38,900,000 as of June 30, 1996, second, pay accrued and unpaid management fees to the General Partner which was approximately $3,154,000 at June 30, 1996; and, thereafter, distribute the remaining proceeds to the Limited Partners. Concurrently, the Partnership intends to either refinance or amend the terms and extend the maturity of the remaining balance of its senior indebtedness, pending the sale of the remainder of its assets. While the Partnership continues to work toward the sale of its cable systems, there are no assurances that such transactions will be consummated. Further, while the Partnership will attempt to negotiate amendments and extensions for its existing credit facility prior to the December 31, 1996 maturity, there are no assurances that such negotiations will be successful or at terms consistent with the current terms. If the negotiations are less favorable than anticipated, the Partnership may be required to use the entire net proceeds to pay down indebtedness.

The Partnership does not maintain property and casualty insurance covering its underground cable television distribution plant. The General Partner believes that the likelihood of any material damage to such distribution plan, due to natural disasters or otherwise, is minimal and that damage to such distribution plant at any individual location is unlikely to have a materiel adverse effect on the Partnership. The General Partner also believes that its decision not to insure such distribution plant is consistent with standard practices in the cable television industry.

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


                        FOR QUARTER ENDED JUNE 30, 1996


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CENCOM CABLE INCOME PARTNERS, II


                                            By:  Cencom Properties II, Inc.
                                                  General Partner



                                            By: /s/ Jerald L. Kent
                                                  ------------------------------
                                                  Jerald L. Kent
                                                  Executive Vice President and
                                                  Chief Financial Officer



By:  /s/ Jerald L. Kent
     ------------------------------               August 13, 1996
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer



By:  /s/ Ralph G. Kelly                           August 13, 1996
     ------------------------------
     Ralph G. Kelly
     Treasurer