Form 10-Q
period 1996-09-30
CENCOM CABLE INCOME PARTNERS II L P
filed 1996-11-14
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              --------------------


                                   FORM 10-Q


(Mark one)
X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the transaction period from                  to
                                   ----------------    ------------------

Commission File Number 0-21309
                       -------

                     CENCOM CABLE INCOME PARTNERS II, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                          43-1456575
---------------------------------                           ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


12444 Powerscourt Drive #400
St. Louis, Missouri                                         63131
---------------------------------                           -----
(Address of Principal Executive Offices)                    (Zip Code)

(Registrant's telephone number, including area code)        (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                     CENCOM CABLE INCOME PARTNERS II, L.P.


              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1996





                                     INDEX
                                                                                                   Page
                                                                                                   ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  a.   Balance Sheets - September 30, 1996 and December 31, 1995                     3
                  b.   Statements of Operations - Three Months Ended
                       September 30, 1996 and 1995                                                   4
                  c.   Statements of Operations - Nine Months Ended
                       September 30, 1996 and 1995                                                   5
                  d.   Statement of Partners' Capital (Deficit) - Nine Months Ended
                       September 30, 1996                                                            6
                  e.   Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1995      7
                  f.   Notes to Financial Statements                                                 8

          Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             10

Part II.  Other Information

          Item 1. Legal Proceedings - None                                                           -

          Item 2. Change in Securities - None                                                        -

          Item 3. Defaults upon Senior Securities - None                                             -

          Item 4. Submission of Matters to a Vote of Security Holders - None                         -

          Item 5. Other Information - Tender Offers                                                 15

          Item 6. Exhibits and Reports on Form 8-K - None                                            -

          Signature Page                                                                            16

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                                 BALANCE SHEETS
                                  (Unaudited)


                                              September 30,      December 31,
                                                  1996               1995
                                            -----------------  -----------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $        443,982   $        935,858
 Accounts receivable, net                            274,685            190,968
 Prepaid expenses and other                          201,479            149,923
                                            -----------------  -----------------
   Total current assets                              920,146          1,276,749
PROPERTY AND EQUIPMENT                            20,106,297         22,572,631
FRANCHISE COSTS                                      737,065          1,110,880
                                            -----------------  -----------------
                                            $     21,763,508   $     24,960,260
                                            =================  =================


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES:
 Current maturities of long-term debt       $     37,500,000   $     40,400,000
 Accounts payable and accrued expenses             2,138,862          2,160,916
 Payables to General Partner and affiliate         3,434,326          2,731,619
 Subscriber deposits and prepayments                  18,920             20,675
                                            -----------------  -----------------
   Total current liabilities                      43,092,108         45,313,210
                                            -----------------  -----------------
DEFERRED REVENUE                                      25,579             27,904
                                            -----------------  -----------------
PARTNERS' CAPITAL (DEFICIT):
 General Partner                                  (2,823,635)        (2,813,902)
 Limited Partners (250,000 units
 authorized; 90,915 units issued and
 outstanding)                                    (18,071,377)       (17,107,785)
 Note receivable from General Partner               (459,167)          (459,167)
                                            -----------------  -----------------
   Total Partners' capital (deficit)             (21,354,179)       (20,380,854)
                                            -----------------  -----------------
                                            $     21,763,508   $     24,960,260
                                            =================  =================

      The accompanying notes are an integral part of these balance sheets.

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)




                                                             1996               1995
                                                      ------------------  -----------------
SERVICE REVENUES                                        $     4,588,588    $     4,279,449
                                                      ------------------  -----------------
OPERATING EXPENSES:
 Operating, general and administrative                        2,616,489          2,644,669
 Liquidation costs                                              100,770          --
 Depreciation and amortization                                1,460,192          1,661,291
                                                      ------------------  -----------------
                                                              4,177,451          4,305,960
                                                      ------------------  -----------------
   Income (loss) from operations                                411,137            (26,511)
                                                      ------------------  -----------------
OTHER INCOME (EXPENSE):
 Interest income                                                  9,505             51,492
 Interest expense                                              (707,973)          (847,353)
 Equity in loss of unconsolidated limited partnership         --                 --
                                                      ------------------  -----------------
                                                               (698,468)          (795,861)
                                                      ------------------  -----------------
   Net loss                                             $      (287,331)   $      (822,372)
                                                      ==================  =================
NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST       $         (3.13)   $         (8.96)
                                                      ==================  =================
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
OUTSTANDING                                                      90,915             90,915
                                                      ==================  =================

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)



                                                                 1996              1995
                                                           ----------------  -----------------
SERVICE REVENUES                                           $    13,500,474    $    12,738,301
                                                           ----------------  -----------------
OPERATING EXPENSES:
 Operating, general and administrative                           7,703,051          7,447,447
 Liquidation costs                                                 309,968          --
 Depreciation and amortization                                   4,312,695          5,550,345
                                                           ----------------  -----------------
                                                                12,325,714         12,997,792
                                                           ----------------  -----------------
        Income (loss) from operations                            1,174,760           (259,491)
                                                           ----------------  -----------------
OTHER INCOME (EXPENSE):
 Interest income                                                    31,596             74,009
 Interest expense                                               (2,179,681)        (2,617,680)
 Equity in loss of unconsolidated limited partnership             --                --
                                                           ----------------  -----------------
                                                                (2,148,085)        (2,543,671)
                                                           ----------------  -----------------
        Net loss                                           $      (973,325)   $    (2,803,162)
                                                           ================  =================
NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST          $        (10.60)   $        (30.52)
                                                           ================  =================
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
 OUTSTANDING                                                        90,915             90,915
                                                           ================  =================

        The accompanying notes are an integral part of these statements

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)



                                                                          Note
                                                                       Receivable
                                                                          From
                                  General            Limited            General
                                  Partner            Partners           Partner             Total
                             -----------------  ------------------  ----------------  -----------------
BALANCE, December 31, 1995        $(2,813,902)  $     (17,107,785)        $(459,167)      $(20,380,854)

  Net loss                             (9,733)           (963,592)         --                 (973,325)
                             -----------------  ------------------  ----------------  -----------------
BALANCE, September 30, 1996       $(2,823,635)  $     (18,071,377)        $(459,167)      $(21,354,179)
                             =================  ==================  ================  =================

         The accompanying notes are an integral part of this statement.

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)



                                                                                       1996              1995
                                                                                 ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                             $ (973,325)      $(2,803,162)
                                                                                 ----------------  ----------------
 Adjustments to reconcile net loss to net cash provided by operating activities-
  Depreciation and amortization                                                        4,312,695         5,550,345
  Gain on sale of property and equipment                                                      --            (1,800)
  Changes in assets and liabilities-
   Accounts receivable, net                                                              (83,717)           (7,329)
   Prepaid expenses and other                                                            (51,556)           46,710
   Accounts payable and accrued expenses                                                 (22,054)          350,481
   Payables to General Partner and affiliate                                             702,707           677,147
   Subscriber deposits and prepayments                                                    (1,755)              122
   Deferred revenue                                                                       (2,325)           25,583
                                                                                 ----------------  ----------------
     Net cash provided by operating activities                                         3,880,670         3,838,097
                                                                                 ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net                                             (1,479,821)       (2,325,322)
 Proceeds from sale of property and equipment                                              7,275             1,800
                                                                                 ----------------  ----------------
     Net cash used in investing activities                                            (1,472,546)       (2,323,522)
                                                                                 ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments on revolving line of credit                                               (2,900,000)       (1,900,000)
                                                                                 ----------------  ----------------
     Net cash used in financing activities                                            (2,900,000)       (1,900,000)
                                                                                 ----------------  ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (491,876)         (385,425)
CASH AND CASH EQUIVALENTS, beginning of period                                           935,858         3,240,343
                                                                                 ----------------  ----------------
CASH AND CASH EQUIVALENTS, end of period                                              $  443,982        $2,854,918
                                                                                 ================  ================

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

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements as of September 30, 1996 and 1995, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1995. Interim results are not necessarily indicative of results for a full year.

3. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Registrant owns limited partnership units of Cencom Partners, L.P. ("CPLP") which provide the Registrant an 84.03% ownership interest in CPLP. The Registrant owns only limited partnership units and does not exercise significant influence over CPLP's operations; therefore, its investment in CPLP is accounted for using the equity method and losses in excess of its investment in CPLP are not recorded. As of September 30, 1996, the cumulative unrecorded losses in excess of investment were $ 13,781,805.

Summary financial information for the operating results of CPLP which are not consolidated with the operating results of the Registrant, are as follows:




                                      For the Three Months      For the Nine Months
                                    Ended September 30, 1996  Ended September 30, 1996
                                    ------------------------  ------------------------
 Service revenues                               $  3,453,621            $   10,180,196
                                                =============           ==============
 Loss from operations                           $   (388,420)           $  (1,070,294)
                                                =============           ==============
 Net loss                                       $ (1,400,259)           $  (3,430,125)
                                                =============           ==============
 Total partners' capital (deficit)              $(14,544,527)            $(14,544,527)
                                                =============           ==============

4. LIQUIDATION:

The Partnership Agreement provides for the dissolution of the Partnership on or before December 31, 1995. In accordance with the Partnership Agreement, the General Partner began dissolution during 1995. Two independent appraisals were received, resulting in an appraised value of $73,850,000 as of March 31, 1995 for the Partnership's cable systems (the "Systems") (excluding its investment in CPLP). The General Partner retained a broker to market the Systems using an auction process and has accepted bids for an aggregate purchase price of $51,950,000, including the South Carolina systems and the Cleveland, Jasper, Woodville, Buffalo, Madisonville and Marlin,

Texas systems (which constitute approximately 46.2% of the subscribers of the Texas systems), with each bid being subject to execution of a final sale agreement. The accepted bids constitute approximately 69% of the Partnership's basic subscribers as of September 30, 1996. The bid for the South Carolina systems was submitted by an affiliate of the General Partner. In accordance with the Partnership Agreement, the sale of assets to an affiliate of the General Partner is subject to an appraisal process, requiring two independent appraisers to jointly determine the appraised value, and must be approved by a majority of outstanding Limited Partner units. The General Partner is preparing a disclosure statement for distribution to the Limited Partners which will describe the various transactions of the Partnership and CPLP and request consent for the proposed sales to affiliates of the general partners of the Registrant and CPLP. In addition, completion of the proposed sales are subject to the successful arrangement of financing on the part of the buyers of these systems.

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

Concurrent with the disposition of the Partnership's Systems, CPLP has sought to dispose of its assets through the sale of its cable television systems. The asset sale is being effected to satisfy the requirement by CPLP's senior bank lenders that the credit facility be repaid in accordance with its terms. The CPLP asset disposition was also commenced to facilitate the liquidation of the Partnership which requires the liquidation of all of the Partnership's assets, including its entire ownership interest in CPLP.

To dispose of the assets of CPLP, the general partner of CPLP obtained appraisals as of March 31, 1995 from Daniels & Associates ("Daniels") and Western Cablesystems, Inc. ("Western"), who jointly reached a valuation of $60,900,000 for all of the CPLP systems. Thereafter, Daniels was retained to market the CPLP systems using an auction process substantially identical to that employed for the Partnership's Systems. As a result of the auction process, CPLP's general partner has executed final sale agreements with two affiliates of the General Partner of the Registrant for CPLP's South Carolina and North Carolina Systems for an aggregate price of $52,450,000. Completion of these proposed sales are subject to the successful arrangement of financing on the part of the buyers of these systems. The bids submitted for CPLP's Texas Systems were below the appraised fair market value and have not been accepted. CPLP intends to continue to operate its Texas Systems until an acceptable bid is received.

Following CPLP's proposed sales of some or all of its systems, it will use the available sale proceeds to pay outstanding indebtedness and expenses (including the payment of accrued and unpaid management fees to its General Partner and repayment of its senior bank credit facility), with any remaining proceeds to be distributed in accordance with the terms of CPLP's partnership agreement, which will include distributions to the Partnership in its capacity as a Limited Partner of CPLP. As of September 30, 1996, outstanding indebtedness under the CPLP senior bank credit facility was $34,957,500 and accrued and unpaid management fees to its General Partner were approximately $2,717,500. The amount, if any, of a distribution to the Partnership of remaining proceeds from the sale of the CPLP systems cannot be estimated at this time and the amount of proceeds which may be available for distribution is entirely dependent on the ultimate purchase price of CPLP's Texas Systems.

Upon dissolution, the General Partner or other liquidating agent is required to liquidate partnership assets and to distribute all available proceeds as soon as practicable after their receipt by the Partnership. After payment of the Partnership's liabilities, these sales proceeds will be distributed as set forth in the Partnership Agreement. Distributions to the Limited Partners may be subject to regulations requiring tax withholding in certain states.

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

                     CENCOM CABLE INCOME PARTNERS II, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the approximate number of subscribers of the Partnership as of the dates indicated:


                            September 30,  December 31,  September 30,
                                1996           1995          1995
                            -------------  ------------  -------------
Basic Subscribers:
 Texas systems                     22,200        22,200         22,000
 South Carolina systems            20,700        20,200         20,100
 Northeast Missouri systems         2,000         2,100          2,100
                            -------------  ------------  -------------
                                   44,900        44,500         44,200
                            =============  ============  =============
Premium Subscriptions:
 Texas systems                      7,100         8,400          7,500
 South Carolina systems            10,800        11,100         11,500
 Northeast Missouri systems           900         1,000          1,000
                            -------------  ------------  -------------
                                   18,800        20,500         20,000
                            =============  ============  =============

The following table sets forth certain items as a percentage of total revenues for the periods indicated:


                                                               For the Three Months                  For the Nine Months
                                                                Ended September 30                    Ended September 30
                                                       ------------------------------------  ------------------------------------
                                                                   (Unaudited)                           (Unaudited)
                                                             1996               1995               1996               1995
                                                       -----------------  -----------------  -----------------  -----------------
Service Revenues                                                 100.0%             100.0%             100.0%             100.0%
                                                       =================  =================  =================  =================
Operating Expenses:
 Operating, General and Administrative                            57.0               61.8               57.1               58.5
 Liquidation Costs                                                 2.2                 --                2.3                 --
 Depreciation and Amortization                                    31.8               38.8               31.9               43.6
                                                       -----------------  -----------------  -----------------  -----------------
                                                                  91.0              100.6               91.3              102.1
                                                       -----------------  -----------------  -----------------  -----------------
Income (Loss) from Operations                                      9.0                (.6)               8.7               (2.1)
                                                       -----------------  -----------------  -----------------  -----------------
Other Income (Expense):
 Interest Income                                                    .2                1.2                 .2                 .6
 Interest Expense                                                (15.4)             (19.8)             (16.1)             (20.6)
 Equity in loss of unconsolidated limited partnership               --                 --                 --                 --
                                                       -----------------  -----------------  -----------------  -----------------
                                                                 (15.2)             (18.6)             (15.9)             (20.0)
                                                       -----------------  -----------------  -----------------  -----------------
Net Loss                                                          (6.2)%            (19.2)%             (7.2)%            (22.1)%
                                                       =================  =================  =================  =================

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded basic service tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 7.2% to $4,588,588 and 6.0% to $13,500,474, respectively, for the three and nine month periods ended September 30, 1996, when compared to the similar periods of 1995. These increases in 1996 are primarily due to an increase in subscribers for the basic tier of cable service offered by the Systems and to retail rate increases for basic and ancillary services. These increases have served to offset the decrease in premium service subscriptions since September 30, 1995.

Revenue increases through September 30, 1996, reflect basic and ancillary rate increases implemented in certain franchise areas. Rate increases have been limited because federal rate regulation implemented in 1993 and 1994 rolled back cable rates up to 17% and authorized only limited rate increases along with the pass-through of certain external costs for those systems.

Basic subscribers at September 30, 1996 increased by 700 subscribers or 1.6% over September 30, 1995. However, the Partnership experienced a decrease of approximately 300 basic subscribers during the quarter ended September 30, 1996. In an effort to confront the emergence of new competition for video services, the Partnership has focused its efforts on retaining customers through improved customer service. In addition, a limited amount of new-build construction was completed to reach potential new customers.


Premium service subscriptions decreased 8.3% from September 30, 1995 to September 30, 1996. The ratio of premium service subscriptions per basic subscriber decreased from 45.2% at September 30, 1995 to 41.9% at September
30, 1996. This overall decrease may reflect the fact that there is an increasing variety of programming on the basic and expanded basic tiers. Given this change at the basic level, the Partnership anticipates that premium services may continue to decline relative to basic services over the next few years. As a result, the Partnership has begun to offer premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.


Operating Expenses

Operating, general and administrative expenses decreased by $28,180 or 1.1% and increased by $255,604 or 3.4%, respectively for the three and nine month periods ended September 30, 1996 when compared to the similar periods of 1995. The majority of the increase, for the nine month period, was related to increases in license fees paid for programming. Programming expense increases are the result of additional subscribers, new channels launched and increases in license fee rates paid to programmers. The growth in programming expense by the Registrant is consistent with industry-wide increases.

Liquidation costs for the three and nine month periods ended September 30, 1996, were $100,770 and $309,968, respectively. Liquidation costs during these periods related primarily to professional fees for preparation of the disclosure statements for distribution to the Limited Partners related to the proposed sales of certain cable systems of the Partnership.

Depreciation and amortization decreased by 12.1% from $1,661,291 to $1,460,192 and 22.3% from $5,550,345 to $4,312,695, respectively, for the three and nine months ended September 30 1996, when compared to the similar periods of 1995. Although the Partnership had increased depreciation as a result of capital expenditures made to the Systems, this was offset by a significant decrease in amortization because of the completion of original amortization periods for franchises for the South Carolina systems.


Other Income (Expense)

Interest expense decreased by 16.4% from $847,353 to $707,973 and 16.7% from $2,617,680 to $2,179,681, respectively, for the three and nine month periods ended September 30, 1996, when compared to the similar periods of 1995. This decrease was due to both the decrease in the average outstanding debt balance between the comparable periods and a decrease in the effective weighted average interest rates between the comparable periods.

Net Loss

Net loss was reduced by 65.1% from $822,372 to $287,331 and 65.3% from $2,803,162 to $973,325 respectively for the three and nine month periods ended September 30, 1996 when compared to the similar periods of 1995. In 1996, decreases in interest expense and amortization expense were significant factors versus the prior year.

Liquidity and Capital Resources

The Registrant has historically been able to meet capital needs through borrowings under credit facilities, and from cash generated by operations. The Registrant anticipates that cash generated from operations and available credit should be adequate for future foreseeable capital requirements over the remaining life of the Partnership.

The Partnership has arranged for a secured revolving line of credit agreement (the "Credit Agreement") with a consortium of banks, for which The Toronto Dominion Bank is the agent. Such Credit Agreement bears interest at a rate selected by the Partnership equal to the Eurodollar rate, The Toronto Dominion Bank's prime rate, or certificate of deposit rate, as the case may be, plus a spread, and has a maturity date of December 31, 1996. This Credit Agreement allows borrowings up to $65 million. While the Partnership's cash flow from operations has been used to fund a portion of capital expenditures, in prior periods the Partnership from time to time did increase debt to cover the balance of capital expenditures. Outstanding indebtedness of the Partnership at September 30, 1996 was $37,500,000 borrowed under the Credit Agreement. The Registrant is currently negotiating with the banks to amend the terms and extend the maturity of its indebtedness, which currently has a maturity date of December 31, 1996. If the asset sales are completed, the General Partner anticipates using a portion of the sale proceeds to retire a portion of this indebtedness and refinance the remaining balance, along with renegotiating the terms of the Credit Agreement.

The Partnership made capital expenditures of approximately $1,473,000 during the first nine months of 1996 in connection with the improvement and upgrading of the Partnership systems. The Registrant anticipates that capital expenditures for such purposes will aggregate approximately $2,400,000 during 1996.

Pursuant to the terms of the Partnership Agreement, the General Partner suspended distributions to the Limited Partners during the fourth quarter of 1993. The distributions were suspended to provide the Partnership with greater financial flexibility in meeting debt obligations and continuing capital expenditures to maintain and enhance the Partnership's assets. Distributions in arrears will be distributed in accordance with the Partnership Agreement. Following the pending sales of the Partnership's assets as described below and a favorable renegotiation of the Credit Agreement, the General Partner anticipates that it will be able to recommence quarterly distributions to the Limited Partners. However, there can be no assurance that these events will occur and/or that sufficient proceeds will be available in the future for distributions to the Limited Partners after payments for expenses, capital expenditures and debt service.

Pursuant to the terms of the Partnership Agreement, the Partnership's term expired on December 31, 1995. In connection with the disposition of the Partnership's assets, the Partnership Systems were appraised as of March 31, 1995 by Daniels & Associates ("Daniels") and Western Cablesystems, Inc. ("Western"), who jointly reached a valuation of $73,850,000 for all of the Partnership Systems (referred to as the "Appraisal Process" herein). Thereafter, the General Partner retained Daniels to market the Systems using an auction process with competing bids and counter-bids. As a result of the auction process, the General Partner has accepted bids for an aggregate purchase price of $51,950,000, including the South Carolina systems and the Woodville, Jasper, Cleveland, Buffalo, Madisonville and Marlin, Texas, systems (which constitute approximately 46.2% of the subscribers of the Texas systems and are subject to execution of a final sale agreement). The accepted bids constitute approximately 69% of the Partnership's basic subscribers as of September 30, 1996. The highest bid for the South Carolina systems was submitted by an affiliate of the General Partner. In accordance with the terms of the Partnership Agreement, the sale of assets to an affiliate of the General Partner must be approved by a majority of outstanding Limited Partner interests and is subject to an appraisal process, which requires that two independent appraisers jointly determine the appraised value. Daniels and Western reached a separate valuation of the South Carolina systems of $ 36.0 million as of March 31, 1996. The affiliate of the general partner is seeking approval to purchase the South Carolina systems for $36.7 million. The General Partner is preparing a disclosure statement for distribution to the Limited Partners which will describe the various system sales to be made by the Partnership and Cencom Partners, L.P. ("CPLP"), describe in detail the appraisal process and terms of the transactions, and request consent for the proposed sales to affiliates of the general partners of the Registrant and CPLP. In addition, completion of the proposed sales, are subject to the successful arrangement of financing on the part of the buyers of these systems. No assurances can be made that the buyers will be able to successfully make such financial arrangements.

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

Concurrent with the disposition of the Partnership's Systems, CPLP has sought to dispose of its assets through sale of its television cable systems. The asset sale is being effected to satisfy the requirement by CPLP's senior bank lenders that the credit facility be repaid in accordance with its terms. The CPLP asset disposition was also commenced to facilitate the liquidation of the Partnership which requires the liquidation of all of the Partnership's assets, including its entire ownership interest in CPLP.

To dispose of the assets of CPLP, the general partner of CPLP obtained appraisals as of March 31, 1995 from Daniels and Western, who jointly reached a valuation of $60,900,000 for all of the CPLP systems. Thereafter, Daniels was retained to market the CPLP systems using an auction process substantially identical to that employed for the Partnership's Systems. As a result of the auction process, CPLP's general partner has executed final sale agreements with two affiliates of the General Partner of the Registrant for CPLP's South Carolina and North Carolina Systems for an aggregate price of $52,450,000. Completion of these proposed sales are subject to the successful arrangement of financing on the part of the buyers of these systems. No assurances can be made that the buyers will be able to successfully make such financial arrangements. The bids submitted for CPLP's Texas Systems were below the appraised fair market value and have not been accepted. CPLP intends to continue to operate its Texas Systems until an acceptable bid is received.

Following CPLP's proposed sales of some of its systems, it will use the available sale proceeds to pay outstanding indebtedness and expenses (including the payment of accrued and unpaid management fees to its General Partner and repayment of its senior bank credit facility), with any remaining proceeds to be distributed in accordance with the terms of CPLP's partnership agreement, which will include distributions to the Partnership in its capacity as a Limited Partner of CPLP. As of September 30, 1996, outstanding indebtedness under the CPLP senior bank credit facility was $34,957,500 and accrued and unpaid management fees to its General Partner were approximately $2,717,500. The amount, if any, of a distribution to the Partnership of remaining proceeds from the sale of the CPLP systems is dependent upon the completion of the proposed transactions, which are subject to the successful arrangement of financing on the part of the buyers of these systems.

After the consummation of the Partnership's proposed system sales for which there are acceptable bids, and the receipt of the CPLP distribution, the Partnership will first repay a portion of its outstanding senior indebtedness, which was $37,500,000 as of September 30, 1996, second, pay a portion of the accrued and unpaid management fees to the General Partner which was approximately $3,384,000 at September 30, 1996; and, thereafter, distribute the remaining proceeds to the Limited Partners. Concurrently, the Partnership intends to either refinance or amend the terms and extend the maturity of the remaining balance of its senior indebtedness, pending the sale of the remainder of its assets. While the Partnership continues to work toward the sale of its cable systems, there are no assurances that such transactions will be consummated. Further, while the Partnership will attempt to negotiate amendments and extensions for its existing credit facility prior to the December 31, 1996 maturity, there are no assurances that such negotiations will be successful or at terms that are favorable to the Partnership. If the negotiations are less favorable than anticipated, the Partnership may be required to use the entire net proceeds to pay down indebtedness.

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

Item 1.   Legal Proceedings - None

Item 2.   Change in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Tender Offers

During August 1996 and September 1996, the Limited Partners received tender offers from two separate and unrelated third parties that are each unaffiliated with the Partnership, the General Partner or its affiliates. The tender offers were offering to purchase limited partnership interests of the Partnership at prices between $250 and $255 per Limited Partnership Unit. The offer period for each third party has expired under the terms of their tender offer letters. As of November 11, 1996, approximately 1,600 units, or approximately 1.8% of the outstanding units of the Partnership, have been approved by the General Partner for transfer to these two third party groups.

Item 6.   Exhibits and Reports on Form 8-K - None

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                      FOR QUARTER ENDED SEPTEMBER 30, 1996


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

                                   CENCOM CABLE INCOME PARTNERS II, L.P.


                                        By:  Cencom Properties II, Inc.
                                             General Partner


                                        By:  /s/ Jerald L. Kent
                                             ---------------------------------
                                             Jerald L. Kent
                                             Executive Vice President and
                                             Chief Financial Officer




By:  /s/Jerald L. Kent                       November 13, 1996
     ----------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer


By:  /s/Ralph G. Kelly                       November 13, 1996
     ----------------------------
     Ralph G. Kelly
     Treasurer