Form 10-K405
period 1996-12-31
CENCOM CABLE INCOME PARTNERS II L P
filed 1997-03-31
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ___________________________
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission file number 33-17174
                         ------------------------------
                     CENCOM CABLE INCOME PARTNERS II, L.P.
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                        43-1456575
         (State or Other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

         12444 Powerscourt Drive Suite 400
         St. Louis, Missouri                       63131
         (Address of Principal Executive Offices)  (Zip Code)


      Registrant's telephone number, including area code:  (314) 965-0555
                         ------------------------------
       Securities registered pursuant to Section 12(b) of the Act:  None
                         ------------------------------
          Securities registered pursuant to Section 12(g) of the Act:
             Units of Limited Partnership Interests $1,000 per unit
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes X                               No

     Indicate by check mark if disclosure of delinquent filers Pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

 The following documents are incorporated into this Report by reference:  None

                                     PART I


ITEM 1. BUSINESS

GENERAL

Cencom Cable Income Partners II, L.P. (the "Partnership" or the "Registrant") was formed as a Delaware limited partnership in 1987 pursuant to the terms of a partnership agreement (the "Partnership Agreement"), to acquire, develop, operate and ultimately sell cable television systems. Cencom Properties II, Inc., a Delaware corporation, is the general partner of the Registrant (the "General Partner") and acts as the management company (the "Management Company") for the purpose of managing the cable television systems. The principal executive offices of the General Partner and the Partnership are located at 12444 Powerscourt Drive, Suite 400, St. Louis, Missouri 63131 and their telephone number is (314) 965-0555.

As of December 31, 1996, the Registrant owned and operated cable television systems servicing communities located in northeast Missouri, South Carolina and Southeast Texas (the "Partnership Systems" or the "Systems"). As of December 31, 1996, the Partnership Systems served approximately 44,700 basic subscribers who subscribed to approximately 18,900 premium service subscriptions. Average monthly revenue per subscriber was approximately $34.56 during the fourth quarter of 1996, representing an increase of approximately 11.5% versus the fourth quarter of 1995.

The Partnership also has invested in limited partnership interests of Cencom Partners, L.P. ("CPLP"). The Partnership is allocated 84.03% of the net income or losses of CPLP, based on its ownership interests. The Partnership owns only Limited Partnership Units and does not exercise significant influence over CPLP operations; therefore the Partnership's investment in CPLP is accounted for using the equity method, and losses in excess of its investment in CPLP are not recorded.


DISSOLUTION OF ASSETS

The Partnership's term expired on December 31, 1995. Because of the Partnership's resulting need to liquidate all of its assets, including its investment in CPLP, and because of the additional requirement by CPLP's senior lenders that CPLP repay its outstanding indebtedness, both the Partnership and CPLP began the process of dissolution of their respective assets. In connection with the dissolution of the Partnership's assets, the Partnership Systems were appraised as of March 31, 1995 by Daniels & Associates ("Daniels") and Western Cable Systems ("Western"), who jointly reached a valuation of $73,850,000 for all of the Partnership Systems (referred to as the "Appraisal Process" herein), excluding its interest in CPLP. Thereafter, the General Partner retained Daniels to market the Systems using an auction process with competing bids and counter-bids. As a result of the auction process, the General Partner has accepted bids and entered into agreements to sell the South Carolina System (the "South Carolina System" or the "Anderson County System") which serves approximately 20,800 basic subscribers (46.5% of the Partnership's total basic subscribers) to an affiliate for an aggregate purchase price of $36,700,000 and the Woodville, Jasper, Cleveland, Marlin, Madisonville and Buffalo areas (which constitute a portion of the Southeast Texas Systems) which serve approximately 10,300 basic subscribers (23..0% of the Partnership's total basic subscribers) to non-affiliates for an aggregate purchase price of $15,250,000. These sales of certain Southeast Texas systems are anticipated to be consummated on March 31, 1997.

In accordance with the terms of the Partnership Agreement, the sale of assets to an affiliate of the General Partner must be approved by a majority of outstanding Limited Partner interests and is subject to an appraisal process, which requires that two independent appraisers jointly determine the appraised value. The General Partner retained Daniels and Western in March 1996 to update their earlier appraisal to satisfy this requirement, which resulted in values of $36,000,000 and $35,900,000, respectively. The bid from the affiliate of the General Partner of $36,700,000 exceeded the updated appraisals by $700,000 and $800,000, respectively.

Bids submitted to date with respect to the Northeast Missouri Systems and the remainder of the Southeast Texas Systems are viewed by the General Partner to be too low relative to the estimated fair market values allocated to such Systems pursuant to the appraisal process. Accordingly, these bids have not been accepted by the General Partner. Subscribers in the Northeast Missouri Systems and remainder of the Southeast Texas Systems represent approximately 31.7% of the Partnership's basic subscribers as of December 31, 1996. Although the General Partner intends to liquidate the Partnership as expeditiously as possible, it does not believe a sale or sales of the Northeast Missouri Systems or the remainder of the Southeast Texas Systems at this time would be in the best interests of the Partnership or the Limited Partners. The General Partner intends to continue to operate the Partnership while it actively seeks potential purchasers for these remaining Systems.

Concurrent, with the liquidation of the Partnership's Systems, CPLP is liquidating its assets through sales of the CPLP Systems. The liquidation is being effected to satisfy the requirement by CPLP's senior bank lenders that the CPLP credit facility be repaid in accordance with its terms. The CPLP liquidation was also commenced to facilitate the liquidation of the Partnership, which requires the liquidation of all of the Partnership's assets, including its entire ownership interest in CPLP.

To liquidate CPLP, the general partner of CPLP obtained appraisals as of March 31, 1995 from Daniels and Western, who jointly reached a valuation of $60,900,000 for all of the CPLP Systems. Thereafter, Daniels was retained to market the CPLP Systems using an auction process substantially identical to that employed for the Partnership's Systems. As a result of the auction process, CPLP's general partner has accepted bids by affiliates of the General Partner for CPLP's South Carolina and North Carolina Systems which serve approximately 29,900 basic subscribers (82.5% of CPLP's total basic subscribers) for an aggregate price of $52,450,000, subject to written consent from the Limited Partners of the Registrant. The bids submitted for CPLP's Texas Systems were below the appraised fair market value and have not been accepted by its general partner. CPLP intends to continue to operate its Texas Systems until an acceptable bid is received.

Following CPLP's proposed sale of three of its four systems, CPLP will use the available sale proceeds to pay outstanding indebtedness and expenses, including the payment of accrued and unpaid management fees to its general partner and repayment of all of its senior bank credit facility, with the remaining proceeds to be distributed in accordance with the terms of CPLP's partnership agreement, which will include distributions to the Partnership in its capacity as a Limited Partner of CPLP (the "CPLP Distribution"). The distribution to the Partnership from the proceeds of the proposed sale will be approximately $5.9 million.

On March 6, 1997, a disclosure statement and related consent materials were mailed to the limited partners of the Partnership (the "Limited Partners") in connection with the solicitation by the General Partner for the written consents of the Limited Partners for the proposed sales of the South Carolina Systems and for the sale of three of the four systems owned by CPLP to affiliates of the General Partner. The written votes of the Limited Partners are to be received by April 7, 1997; however, the time period for delivering the consents or revocations may be extended by the General Partner for a period of up to 45 days in the event that consent has not been obtained.

After the consummation of the Partnership's proposed system sales for which there are sale agreements and the receipt of the CPLP Distribution, the Partnership will first repay approximately $19.8 million of its outstanding senior indebtedness, which was $36.7 million as of December 31, 1996; second, pay estimated sales transaction expenses of approximately $862,000; and, thereafter, distribute the remaining proceeds to the Limited Partners. Concurrently, the Partnership intends to either refinance or amend the terms and extend the maturity of the remaining balance of its senior indebtedness, pending the sale of the remainder of its assets. However, there can be no assurance that the Partnership will be able to amend the existing facility or negotiate a new facility with terms that are favorable to the Partnership. The net amount available for distribution to the Limited Partners is estimated to be approximately $28.6 million, or $314 per unit. In addition, approximately $2,525,000, or $28 per unit, of additional proceeds related to the sale of certain of the Southeast Texas Systems will be held back in an indemnification escrow account for a period of up to one year.

It is the General Partner's intention to continue to market and sell the Partnership's remaining assets, repay the balance of the Partnership's outstanding obligations, terminate the Partnership and distribute all remaining proceeds thereof (subject to a holdback for contingencies) as expeditiously as possible, subject to the receipt of offers to purchase the remaining Partnership assets. At such time as all of the Partnership and the CPLP systems are sold, and all available CPLP distributions are received by the Partnership, the Partnership's outstanding obligations will be paid and the Partnership will be terminated. Upon its termination, the Partnership will cease to be a public entity and will no longer be subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended.


THE CABLE TELEVISION INDUSTRY

Cable television was introduced in the early 1950s to provide television signals to small or rural towns with little or no available off-air television signals and to communities with reception difficulties caused by terrain problems. The cable television industry has since added non-broadcast programming and increased channel capacity to these "classic system" subscribers and has also expanded service to more densely populated areas and to those communities in which off-air reception is not a problem. In addition, most cable television systems offer a variety of channels and programming. See "--Marketing, Programming and Rates."

In recent years, cable operators have been building more sophisticated systems with greater channel capacity, thereby increasing the potential number of programming offerings available to subscribers and, consequently, increasing the potential revenue available per subscriber. Present day state-of-the-art cable television systems are capable of providing 36 to 108 channels of programming.

A cable television system consists of two principal operating components: one or more signal origination points called "headends" and a signal distribution system. It may also include program origination facilities. Each headend includes a tower, antennae or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations that receive signals transmitted by satellite. The headend facility also houses the electronic equipment which amplifies, modifies and modulates the signals, preparing them for passage over the system's network of cables.

The signal distribution system consists of amplifiers and trunk lines which originate at the headend and carry the signal to various parts of the system, smaller distribution cable and distribution amplifiers which carry the signal to the immediate vicinity of the subscriber and drop lines which carry the signal into the subscriber's home. In the past several years, many cable operators have utilized fiber optic (in place of, or in combination with, coaxial) technology to transmit signals through the primary trunk lines.


DESCRIPTION OF THE PARTNERSHIP SYSTEMS

The following table sets forth a summary of subscriber data (rounded to the nearest hundred) of the Partnership's systems as of the dates indicated:


                                          As of December 31,
                                          ------------------
                                        1996     1995    1994
                                       ------   ------  ------
       Basic Subscribers:
           Northeast Missouri Systems   2,000    2,100   2,100
           Anderson County System      20,800   20,200  19,100
           Southeast Texas Systems     21,900   22,200  21,800
                                       ------
                                       44,700   44,500  43,000
                                       ======  =======  ======

       Premium Subscriptions:
           Northeast Missouri Systems     900    1,000   1,100
           Anderson County System      10,400   11,100  10,400
           Southeast Texas Systems      7,600    8,400   7,900
                                       ------  -------  ------
                                       18,900   20,500  19,400
                                       ======  =======  ======

The Northeast Missouri Systems

The Northeast Missouri Systems serve eight communities in the northeastern section of Missouri. As of December 31, 1996, these systems consisted of seven headends having approximately 70 miles of activated distribution plant passing approximately 4,000 homes. The largest headend serves Canton and LaGrange, Missouri. As of December 31, 1995, Canton and LaGrange subscribers accounted for approximately 47% of the Northeast Missouri Systems' basic subscribers.
The remaining six headends each serve less than 500 basic subscribers. At December 31, 1996, the Registrant employed three full-time equivalent persons in connection with the operation of the Northeast Missouri Systems.

Anderson County System

The Anderson County System serves the cities of Pelzer, Travelers Rest, West Pelzer, Williamston and the private development of Keowee Key, the Town of Salem, and portions of the counties of Anderson, Greenville, Oconee and Pickens, all in South Carolina. As of December 31, 1996, the Anderson County System consisted of four headends and approximately 1,200 miles of activated distribution plant passing approximately 28,700 homes. At December 31, 1996, the Registrant employed 26 persons full time in connection with the operation of the Anderson County System. The largest communities served by the Anderson County System are unincorporated Anderson and Greenville Counties, which accounted for approximately 47% and 24%, respectively, of the basic subscribers served by the Anderson County System.

The Southeast Texas Systems

The Southeast Texas Systems serve 17 communities in eastern and southern Texas. As of December 31, 1996, the Southeast Texas Systems consisted of 13 headends and approximately 700 miles of activated distribution plant passing approximately 45,700 homes. At December 31, 1996, the Registrant employed 37 full-time equivalent persons in connection with the operation of the Southeast Texas Systems. The largest communities served by the Southeast Texas Systems are Kingsville and Angleton, Texas, which, as of December 31, 1996, accounted for approximately 24% and 19%, respectively, of the basic subscribers served by the Southeast Texas Systems. The areas served by the Southeast Texas Systems also include the communities of Agua Dulce, Belleville, Buffalo, Cleveland, Driscoll, Hempstead, Jasper, Madisonville, Marlin, Sealy and Woodville.

Partnership statistics provided as of December 31, 1996, for plant mileage, number of subscribers of basic and premium services, employees, and basic service tier and expanded service tier rates are substantially unchanged as of the filing date of this report.


DESCRIPTION OF CPLP SYSTEMS

CPLP owns cable television systems that serve communities in South Carolina, North Carolina and Texas. As of December 31, 1996, the CPLP Systems consisted of approximately 1,600 miles of activated distribution plant which passed approximately 64,300 homes and served customers subscribing to approximately 36,200 basic and 15,700 premium units. The CPLP Systems' monthly basic fees, at December 31, 1996, ranged from $7.79 to $11.06 for the basic service tier and $14.50 to $17.10 for the expanded basic tier. CPLP employed 53 full-time equivalent persons at December 31, 1996.

CPLP statistics provided as of December 31, 1996 for plant mileage, number of subscribers of basic and premium services, employees, and basic service tier and expanded basic tier rates are substantially unchanged as of the filing date of this report.


MARKETING, PROGRAMMING AND RATES

The Partnership's marketing program is based upon offering various packages of cable services designed to appeal to different market segments. The General Partner performs and utilizes market research on selected systems, compares the data to national research and tailors a marketing program for each individual market. The General Partner utilizes a coordinated array of marketing techniques to attract and retain subscribers, including door-to-door solicitation, telemarketing, media advertising and direct mail solicitations. The Registrant implements in the Partnership Systems the marketing efforts instituted by the General Partner to gain new subscribers and increase basic and premium penetration in the communities served by the Systems.


Although services vary from system to system because of differences in channel capacity, viewer interests and community demographics, each of the individual Systems offers a "basic service tier," consisting of local television channels (network and independent stations) available over-the-air, local public channels and governmental and leased access channels. The individual Systems also offer an expanded basic tier of television stations relayed from distant cities, specialized programming delivered via satellite and various alpha-numeric channels providing information on news, time, weather and the stock market. In addition to these services, the Systems typically provide one or more premium services purchased from independent suppliers and combined in different formats to appeal to the various segments of the viewing audience, such as Home Box Office, Cinemax, Showtime, The Movie Channel and the Disney Channel. A "premium service unit" is a single premium service for which a subscriber must pay an additional monthly fee in order to receive the service. Subscribers may subscribe for one or more premium service units. The Systems also receive revenues from the sale or monthly use of certain equipment (e.g., converters, wireless remote control devices, etc.) and from cable programming guides, with some Systems offering enhanced audio services. Certain of the Systems also generate revenues from the sale of advertising spots on one or more channels, from the distribution and sale of pay-per-view movies and events, and from commissions resulting from subscribers participating in home shopping.

Rates to subscribers vary from market to market and in accordance with the type of service selected. The Partnership Systems' monthly basic fees, at December 31, 1996, ranged from $8.23 to $15.60 for the basic service tier and $12.75 to $19.95 for the expanded basic tier. These rates reflect reductions effected in response to the implementation of the 1992 Cable Act, which became effective in 1993. A one-time installation fee, which may be partially waived during a promotional period, is charged to new subscribers. The practices of the Registrant regarding rates are consistent with the current practices in the industry. See Item 1 - "Regulation of the Cable Television Industry" for a discussion of rate setting.


MANAGEMENT AGREEMENT

Since July 15, 1994, the Partnership Systems have been managed by the General Partner, as the "Management Company," which assumed the rights and obligations of the former manager under the Management Agreement effective March 31, 1988, by and between the Partnership and the Management Company (the "Management Agreement"). Consequently, the Management Company has the exclusive right, authorization and responsibility to manage the Partnership Systems.

The Management Agreement provides that the Management Company will receive for its services a management fee equal to 5% of the annual gross operating revenues of the Partnership. Such fee is to be paid quarterly in arrears after the Partnership pays quarterly distributions to the Limited Partners.
Beginning in 1989, up to 50% of the management fee payment is subordinate to certain quarterly distributions to the Limited Partners. Unpaid management fees accrue without interest. During 1996, 1995, and 1994 , the Registrant recorded approximately $905,071, $852,300, and $812,900, respectively, of such management fee expense although it ceased making such payments in the fourth quarter of 1993 because quarterly distributions to Limited Partners were suspended. Management fees of approximately $3,614,000, $2,709,000, and $1,855,000 were included in Payables to General Partners and affiliates at December 31, 1996, 1995 and 1994, respectively. Although the General Partner is currently entitled to collect 50% of its management fees pursuant to the terms of the Management Agreement, the General Partner has decided to defer receipt of such fees until such time as the Partnership's outstanding indebtedness is reduced through a combination of repayment and refinancing of such indebtedness.

Pursuant to its terms, the Management Agreement was to expire on the earlier of December 31, 1995, or upon the dissolution of the Partnership. The General Partner has agreed to extend the term of the Management Agreement through the "winding-up" of the Partnership's business and affairs.

The Management Company manages all aspects of the daily operation of the Partnership Systems including, but not limited to, providing the Registrant with financial, marketing, engineering, technical and operational guidance; negotiating programming and other contracts; reviewing, approving and processing of accounting transactions; developing and maintaining administrative records, Limited Partner investment and tax records, procedures and reports; developing recommendations for, and negotiating the acquisition and maintenance of, insurance coverage; reviewing and approving personnel and other management policies and procedures; supervising the training of management personnel; developing engineering strategies for the implementation of technical improvements; reviewing and approving maintenance standards and capital expenditures for plant and equipment; providing a centralized purchasing agent to provide the benefit of quantity discounts; developing compensation policies and maintaining individual personnel files with respect to employees; assisting in the selection of, and consultation with, attorneys, consultants and accountants; and providing in-house legal support and negotiating financing on behalf of the Registrant. In addition, the Management Company is responsible for preparing and monitoring annual operating budgets, Limited Partner correspondence, cash management, monthly financial statements and such other reports as may be required by the Registrant.


FRANCHISES

The Systems operate pursuant to an aggregate of 36 non-exclusive franchises, permits or similar authorizations issued by governmental authorities. Franchises or permits are awarded by a governmental authority and generally are not transferable absent the consent of the authority. Most of the franchises pursuant to which the Systems operate may be terminated prior to their stated expiration by the granting authority, after due process following a breach of a material provision. Currently, six of the Partnership's 36 franchises, serving approximately 5% of the Partnership's subscribers in the aggregate, were within a three-year window period for renewal. Under the terms of most of the franchises, a franchise fee of up to five percent (5%) of the gross revenues derived by a cable system from the provision of cable television services (the maximum amount that may be charged by a franchising authority under the 1992 Cable Act, as herein defined) is payable to the franchising authority.

The Cable Acts, as herein defined, provide for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld. If a renewal is withheld and the franchising authority acquires ownership of the cable system or effects a transfer of ownership to another party, the franchise authority must pay the cable operator the "fair market value" for the system covered by such franchise. The Cable Acts also establish comprehensive renewal procedures requiring that an incumbent franchisee's renewal application be asserted on its own merit and not as part of a comparative process with competing applications. In connection with the franchise renewal process, many governmental authorities require the cable operator to commit to making certain technological upgrades to the system, which may require substantial capital expenditures.

CERTAIN REGULATORY AND LEGISLATIVE DEVELOPMENTS

The cable television industry is subject to extensive regulation by federal, local and, in some instances, state government agencies. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") significantly expanded the scope of cable television regulation on an industry-wide basis by imposing rate regulation, requirements related to the carriage of local broadcast station, customer service obligations and other requirements. Under the FCC's initial rate regulations pursuant to the 1992 Cable Act, regulated cable systems (i.e., those systems not subject to effective competition) were required to apply a benchmark formula to determine their maximum permitted rates. Those systems who rates were above the benchmark on September 30, 1992, were required to reduce their rates to the benchmark or by 10%, whichever was less. Under revised rate regulations adopted in February 1994, regulated cable systems were required to set their rates so that regulated revenues per subscriber did not exceed September 30, 1992 levels, reduced by 17% (taking into account the previous 10% reduction).

On June 15, 1995, the FCC released new rules to reduce the substantive and procedural burdens of rate regulation applicable to small cable systems (i.e., cable systems servicing 15,000 or fewer subscribers that are owned by a cable company which served, in the aggregate, 400,000 or fewer subscribers at the time such rules went into effect). Cable companies falling outside of this definition may petition the FCC for small company treatment if they can demonstrate similar circumstances. The FCC's new small cable systems rules amended the FCC's previous definitions of small cable entities to encompass a broader range of cable systems that are eligible for special rate and administrative treatment. Specifically, the new rules create a new cost-of-service approach for the purpose of determining the rate applicable to a small cable system. The new approach involves a five-element calculation based on a system's costs. The Partnership both applied regulatory authorities for small cable system rate relief with regard to all of their systems. Such systems' status as "small cable systems" could be challenged by other parties and could be denied by the FCC. With regard to most of the systems for which small system applications were filed, the time period in which a challenge could be filed has passed. However, regarding CCIP II's systems in Jasper and Angelton, Texas, the FCC has issued an order which denies those systems small system status. The Partnership has sought clarification of this order, but there has been no response from the FCC to date. The order did not require any reduction in rates or rate refunds. However, because of the FCC's ruling, the Partnership will be unable to take advantage of the special regulatory benefits accruing to small systems with regard to Jasper and Angelton, Texas, systems, including a presumption of reasonability of certain rates. Therefore, for the Jasper and Angelton, Texas systems, the Partnership may be required to justify its rates under the general rate processes applicable to cable operators, which may be less favorable. At this time, however, the Partnership is unable to determine whether the order will have any material impact on the rates the Partnership can charge subscribers in these particular franchise areas.

On February 1, 1996, Congress passed the Telecommunications Act of 1996 ( the "Telecommunications Act" and, together with the 1992 Cable Act, the "Cable Acts"). The Telecommunications Act was signed into law by the President on February 8, 1996, and substantially amends the Communications Act of 1934 (the "Communications Act") (including the re-regulation of subscriber rates under the 1992 Cable Act). The Telecommunications Act alters federal, state and local laws and regulations pertaining to cable television, telecommunications and other services.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by the Partnership. Although the new legislation is expected to substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rulemakings which have been, and which will be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. In addition, the legality of certain of the Telecommunications Act's provisions have been and are likely to continue to be, judicially challenged, and the FCC's regulations implementing the Telecommunications Act may be appealed for reconsideration by the FCC. The Partnership is unable at this time to predict the outcome of such rulemaking or litigation or the substantive effect (financial or otherwise) of the new legislation and the rulemakings on the Partnership.


REGULATION AND LEGISLATION

The cable television industry is subject to extensive regulation at the federal, local and , in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry. The Cable Acts, both of which amended the Communications Act, establish a national policy to guide the development and regulation of cable television systems. The Communications Act was recently substantially amended by the Telecommunications Act, which alters federal, state and local laws pertaining to cable television, telecommunications and other services. Principal responsibility for implementing the policies of the Cable Acts is allocated between the FCC and state or local franchising authorities.

Cable Acts and FCC Regulation

The Cable Acts and the FCC's implementing rules establish, among other things,
(i) rate regulations, (ii) "anti-buy through" provisions, (iii) "must carry" and "retransmission consent" requirements, (iv) rules for franchise renewals and transfer, and (v) other regulations covering a variety of operational areas.

The 1992 Cable Act and the FCC's rules implementing the 1992 Cable Act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities. The Partnership is not able to predict the ultimate effect of the 1992 Cable Act or the ultimate outcome of various FCC rulemaking proceedings or the litigation challenging various aspects of the 1992 Cable Act and the FCC regulations implementing the 1992 Cable Act.


Rate Regulation. The Cable Acts and FCC regulations have imposed rate requirements for basic services and equipment. Under the 1992 Cable Act, a local franchising authority in a community not subject to "effective competition" (as defined in the 1992 Cable Act) generally is authorized to regulate basic cable service rates after certifying to the FCC that, among other things, it will adopt and administer rate regulations consistent with FCC rules, and in a manner that will provide a reasonable opportunity to consider the views of interested parties. The Telecommunications Act expands the definition of "effective competition" to include any franchise area where a local exchange carrier (or its affiliate) (or any multichannel video programming distributor using the facilities of such carrier or its affiliate) provides video programming services to subscribers by any means, other than through DBS. The local exchange carrier must provide "comparable" programming services in the franchise area. In regulating the basic service rates, certified local franchise authorities have the authority to order a rate refund of previously paid rates determined to be in excess of the maximum permitted reasonable rates.

For a defined class of "small cable operators," the Telecommunications Act immediately eliminates regulation of cable programming rates. To qualify as a "small cable operator," the operator must serve in the aggregate fewer than one percent of all U.S. subscribers and have affiliate gross revenues not exceeding $250,000,000 and serve 50,000 or fewer subscribers in any franchise area. Rate regulation of the basic service tier remains subject to regulation by local franchising authorities under the Telecommunications Act, except under specific circumstances for certain small cable operators. Rates for the basic service tier of small cable operators are deregulated if the system offered only a single tier of services as of December 31, 1994. See "--Small Cable Systems," below.

Under the 1992 Cable Act, rates for cable programming services not carried on the basic service tier ("non-basic services") could be regulated by the FCC upon the filing of a complaint by franchise authorities or subscribers that indicates the cable operator's rates for these services are unreasonable.
Three rate complaints have been filed with the FCC with respect to certain of the Partnership's cable programming service tiers, one of which has been filed with respect to the Anderson County System. The General Partner does not believe that these rate complaints, even if decided against the Partnership, will have a material adverse effect on the Partnership. The Telecommunications Act eliminates regulation of the cable programming service tier (non-basic programming) as of March 31, 1999. In the interim, rate regulation of the cable programming tier can only be triggered by a franchising authority complaint to the FCC. A franchising authority complaint must be based on more than one subscriber complaint, which must be filed within 90 days after a rate increase. If the FCC determines that the Partnership's cable programming service tier rates are unreasonable, the FCC has the authority to order the Partnership to reduce cable programming service tier rates and to refund to customers any overcharges occurring from the filing date of the rate complaint at the FCC. While management believes that the Partnership has complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic service may be ordered upon future certification if the Partnership is unable to justify its rates through a benchmark or cost-of-service filing or small system cost-of-service filing pursuant to FCC rules. The General Partner is unable to estimate at this time the amount of refunds that may be payable by the Partnership in the event any of the Partnership System's rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC, although it does not believe that the amount of any such refunds would have a material adverse effect on the Partnership. Notwithstanding mandated rate reductions, cable operators currently may adjust their regulated rates to reflect inflation and what the FCC has deemed to be external costs (such as increased in franchise fees).

In November 1994, the FCC adopted the so-called "going-forward rules" which, among other things, allow cable operators to raise rates over the next three years by adding channels to the expanded basic service tier. Under the revised rules, cable operators were allowed to take a per channel markup of up to 20 cents for each channel added to the expanded basic service tier, with an aggregate cap of $1.20 per subscriber per month. Accordingly, the Partnership was permitted to adjust rates on January 1, 1995 for channel additions occurring after May 14, 1994. In addition to rate adjustments permitted for additional channels, the "going-forward rules" allowed cable operators to recover an additional amount of 30 cents in the aggregate per subscriber per month for license fees associated with adding new channels through 1996. The license fee cap applied through December 31, 1996. (During the third year, license fees are subject to the general rate rules.) Thus, through 1996 the allowable rate increases for channel adjustments and license fees could have totaled up to $1.50 per subscriber per month. Under the "going-forward rules," in 1997, cable operators may make an additional flat fee increase of 20 cents per channel per month for channels added during that year, provided that the rate increases made by cable operators over the three year period (exclusive of license fees) do not exceed $1.40 in the aggregate. For channels added after May 14, 1994, operators electing to take advantage of the 20 cents per channel adjustment may not take a 7.5% markup on programming cost increases that are otherwise currently permissible under the rate rules. The "going-forward rules" are scheduled to expire on December 31, 1997.

The "going-forward rules" also allow cable operators to place channels that were not offered on the cable system prior to October 1, 1994 on a new separate unregulated service tier as long as the regulated basic and expanded basic service tiers remain intact. Cable operators may offer the same new channels simultaneously on both an expanded basic tier and a new unregulated service tier, and may at any time move them to the new tier. Thus, operators may build up a following for new channels by putting them in the expanded basic service tier before moving them to the new unregulated service tier. Channels that were in the basic service tier or the expanded service tier prior to September 30, 1994, may not be moved to the new tier, nor may such channels be dropped from the basic or expanded basic service tiers and then added to a new tier within the two-year period after the date upon which any such channel is dropped.

In September 1995, the FCC developed an abbreviated cost-of-service form that permits cable operators to recover the costs of significant upgrades that provide benefits to subscribers of regulated cable services. Cable operators seeking to raise rates to cover the cost of an upgrade would submit only the costs of the upgrade instead of all current costs. In December 1995, the FCC revised its cost-of-service rules. At this time, the Partnership is unable to predict the effect of these revised rules on its business.

In another action in September 1995, the FCC established a new optional rate adjustment methodology that encourages operators to limit their rate increases to once per year to reflect inflation and changes in external costs and in the number of channels. The rules permit cable operators to "project reasonable" changes in their costs for the 12 months following the rate change (in an effort to eliminate delays in recovering costs). The order also allows operators to recover increases in additional types of franchise requirement costs. Permitted pass-through increases include increases in the costs of providing institutional networks, video services, data services to or from governmental and educational institutions, and certain other cost increases. The Partnership is unable to predict the effect of these new rate rules on its business.

In November 1995, the FCC proposed to provide cable operators with the option of establishing uniform rates for similar service packages offered in multiple franchise areas located in the same region. Under the FCC's current rules, cable operators subject to rate regulation must establish rates on a franchise-specific basis. The proposed rules could lower cable operators' marketing costs and may also allow operators to better respond to competition from alternative providers. The Partnership is unable to predict whether these proposed rules will ultimately be promulgated by the FCC and, if they are promulgated what their effect on the Partnership will be.

In July 1996, the FCC proposed to give operators more flexibility with respect to the relative pricing of different tiers of service. Under this proposal, once an operator has set rates in accordance with existing regulations, the operator could decrease its basic service tier ("BST") rate and then take a corresponding increase in its cable programming service tier ("CPST") rate to offset the lost revenue on the BST. In this proceeding, the FCC has also asked parties to comment on whether it should place a limit on the amount of any CPST rate increase or otherwise limit the amount by which the BST and CPST rate may be adjusted.

The FCC expects that this proposal would give operators rate the structure flexibility enjoyed by alternative providers of video service who are, or soon will be, attempting to compete with cable operators but who are not subject to the rate regulation imposed by statute on cable operators. The Partnership is unable to predict whether these proposed rules will ultimately be promulgated by the FCC, and if they are promulgated, what their effect on the Partnership will be.

The uniform rate requirements in the 1992 Cable Act which require that cable operators charge uniform rates through their franchise area are relaxed by the Telecommunications Act. Specifically, the Telecommunications Act Clarifies that the uniform rate provision does not apply where a cable operator faces "effective competition." In addition, bulk discounts to multiple dwelling units are exempted from the uniform rate requirements. However, complaints concerning "predatory" pricing (including with respect to bulk discounts to multiple dwelling units) may be made to the FCC. The Telecommunications Act also permits cable operators to aggregate, on a franchise system, regional or company level, its equipment costs in broad categories. The Telecommunications Act should facilitate the rationalization of equipment rates across jurisdictional boundaries. However, these cost-aggregation rules do not apply to the limited equipment used by subscribers who only receive basic programming.

"Anti-Buy Through" Provisions. The 1992 Cable Act and corresponding FCC regulations have established requirements for customers to be able to purchase video programming on a per channel or per program basis without having to subscribe to any tier of service (other than the basic service tier), subject to available technology. The available technology exception sunsets on October 5, 2002. Although most of the Partnership's subscribers are served by systems that offer addressable technology, most of the Partnership's subscribers do not currently have the requisite equipment in their home to utilize such technology. As a result, most of the Partnership Systems are currently exempt from complying with the requirements of the 1992 Cable Act. The Partnership cannot predict the extent to which this provision of the 1992 Cable Act and the corresponding FCC rules may cause customers to discontinue optional nonbasic service tiers in favor of the less expensive basic cable service.

"Must Carry" Requirements/Retransmission Consents."   Under the 1992  Cable
Act, cable television operators are subject to mandatory broadcast signal carriage requirements that allow local commercial and non-commercial educational television broadcast stations to elect to require a cable system to carry the station, subject to certain exceptions, or, in the case of commercial stations, to negotiate for "retransmission consent" to carry the station. In addition, there are requirements for cable systems to obtain retransmission consent for all "distant" commercial television stations (except for commercial/satellite-delivered independent "superstations" such as WTBS), commercial radio stations and certain low power television stations carried by such systems after October 6, 1993. The validity of mandatory signal carriage requirements is being litigated in the United States Supreme Court, which heard arguments on the must carry rule in October 1996; however, the carriage requirements will remain in effect pending the outcome of such proceedings. As a result of the mandatory carriage rules, the Partnership Systems have been required to carry television broadcast stations that otherwise would not have been carried, thereby causing displacement of possible more attractive programming. The retransmission consent rules have resulted in the deletion of certain local and distant television broadcast stations which the Partnership Systems were carrying. To the extent retransmission consent fees were paid for the continued carriage of certain television stations, such costs were not recoverable. Any future amounts paid in exchange for retransmission consent, however, may be passed along to subscribers as additional programming costs.


Franchise Matters. The 1984 Cable Act contains franchise renewal procedures designed to protect against arbitrary denials of renewal. The 1992 Cable Act made several changes to the renewal process that could make it easier for a franchising authority to deny renewal. Moreover, even if a franchise is renewed, a franchising authority may seek to impose new and more onerous requirements, including requiring significant upgrades in facilities and services or increased franchise fees. If a franchising authority's consent is required for the purchase or sale of a cable television system, the franchising authority may also seek to impose new and more onerous requirements as a condition to the transfer. The acceptance of these new requirements, however, may not be made a condition of the transfer. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. Although the General Partner believes that the Partnership has generally met the terms of its franchise agreements and has provided quality levels of service, and anticipates that the Partnership's future franchise renewal prospects generally will be favorable, there can be no assurance that any such franchises will be renewed or, if renewed, that the franchising authority will not impose more onerous requirements on the Partnership than previously existed.


Other FCC Regulations. The Partnership is subject to a variety of other FCC rules. covering such diverse areas as equal employment opportunity, programming, maintenance of records and public inspection of files, technical standards, leased access and customer service. The FCC has authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Although the General Partner believes the Partnership is in compliance in all material respects with all applicable FCC requirements.


Small Cable Systems. The FCC has implemented rules to reduce the substantive and procedural burdens of rate regulation applicable to small cable systems (i.e., cable systems serving 15,000 or fewer subscribers that are owned by or affiliated with a cable company which served, in the aggregate, 400,000 or fewer subscribers at the time such rules went into effect). Cable companies falling outside of this definition may petition the FCC for small company treatment if they can demonstrate similar circumstances. The FCC's small cable systems rules amended the FCC's previous definitions of small cable entities to encompass a broader range of cable systems that are eligible for special rate and administrative treatment. In addition, these new rules made available to this expanded category a new regulatory scheme which the FCC expects to provide both rate relief and reduced administrative burdens. Specifically, the new rules created a new cost-of-service approach involving a five-element calculation based on a system's costs. The calculation will produce a per channel rate for regulated services that will be presumed reasonable if it is no higher than $1.24 per channel. If the formula generates a higher rate, the operator may still charge that rate if not challenged by the franchise authority, or if, upon being challenged, it meets its burden of proving that the rate is reasonable. Under these new rules, the regulatory benefits accruing to such small cable systems remain effective even if such small cable systems are later acquired by cable companies which serve in excess of 400,000 subscribers. The Partnership applied to the appropriate regulatory authorities for small cable system rate relief with regard to all of their systems. Such systems' status as small cable systems could be challenged by other parties and could be denied by the FCC. With regard to most of the systems for which small systems applications were filed, the time period in which a challenge could be filed has passed. However, regarding CCIP II's systems in Jasper and Angelton, Texas, the FCC has issued an order which denies those systems small system status. The Partnership plans to appeal this order. The order did not require any reduction in rates or rate refunds. However, because of the FCC ruling, the Partnership will be unable to take advantage of the special regulatory benefits accruing to small systems with regard to the Jasper and Angelton, Texas, systems, including a presumption of reasonability of certain rates. Therefore, for the Jasper and Angelton, Texas, systems, the Partnership may be required to justify its rates under the general rate processes applicable to cable operators, which may be less favorable. At this time, however, the Partnership is unable to determine whether the order will have any material impact on the rates the partnership can charge subscribers in these particular franchise areas.


Recent Telecommunications Legislation

On February 1, 1996, Congress passed the Telecommunications Act. The Telecommunications Act was signed into law by President Clinton on February 8, 1996, and substantially amends the Communications Act (including the re-regulation of subscriber rates under the 1992 Cable Act). The Telecommunications Act alters federal, state and local laws and regulations pertaining to cable television, telecommunications, and other services. In addition to the amendments previously discussed in this section, the legislation also allows additional competition in video programming by telephone companies, and makes other revisions to the Communications Act and the 1984 and 1992 Cable Acts.

Telephone Partnership Provision of Video Programming. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming. The new legislation recognizes several multiple entry options for telephone companies to provide competitive video programming, including over their telephone facilities, through either common carrier transport or an "open video system," by radio communication, or as a regular cable system. LEC's, including RBOC's, will be allowed to compete with cable operators both inside and outside the LECs' telephone service areas. The Telecommunications Act repeals the statutory ban on telephone company provision of video programming services in the telephone company's service areas. The FCC's video dialtone regulations have also been repealed. Pursuant to the authority granted to the FCC in the Telecommunications Act, the FCC required all video dialtone operators in order to continue to offer services, to elect one of the four permissible options for telephone companies by November 6, 1996 (as discussed more fully below). Video dialtone operators were permitted to apply for extensions based upon "good cause."

In particular, if a telephone company provides video via radio communications, it will be regulated under Title II of the Communications Act (the general sections governing use of the airwaves), rather than cable regulation under Title VI. If a telephone company provides common carriage transport of video programming, it will be subject to the requirements of Title II of the Communications Act (the general common carrier provisions), rather than Title VI cable regulation. Telephone companies providing video programming through any other means (other than as an "open video system," as described below) will be regulated under Title VI cable regulation.

The Telecommunications Act replaces the FCC's video dialtone rules with an "open video system" plan by which telephone companies can provide video programming service in their telephone service area. Telephone companies that comply with the FCC's open video system regulations (which must be prescribed within six months from enactment) will be subject to a relaxed regulatory scheme. The open video system requirements are in lieu of Title II common carrier regulation.

The FCC was directed and has prescribed rules that prohibit open video systems from discriminating among video programming providers with regard to carriage, and that ensure that open video system rates, terms and conditions for service are reasonable and non-discriminatory. Pursuant to the Telecommunications Act, the FCC has also adopted regulations prohibiting an open video system operator and its affiliates from occupying more than one-third of the system's activated channels when demand for channels exceeds supply. The Telecommunications Act also mandates other open video system regulations, including channel sharing and sports exclusivity. Open video systems will be subject to the authority of local governments to manage public rights-of-way. Local franchising authorities may require open video system operators to pay franchise-type fees, which may not exceed the rate at which franchise fees are imposed on any cable operator in the corresponding franchise area.


Buyouts . The Telecommunications Act generally prohibits buyouts of cable systems (which includes any ownership interest exceeding 10%) by LECs within the LECs' telephone service area, cable operator buyouts of LEC systems within the cable operator's franchise area, and joint ventures between cable operators and LECs in the same markets. There are certain statutory exceptions, including a rural exemption which permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area. Also, the FCC may grant waivers of the buyout provisions in cases where (1) the cable operator of LEC would be subject to undue economic distress; (2) the cable television system or facility would not be economically viable; or (3) the anti-competitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The relevant local franchising authority must approve any such waiver.


Public Utility Competition. The Telecommunications Act also authorizes potential competitor, registered utility holding companies and their subsidiaries, to provide video programming services, notwithstanding the Public Utility Holding Company Act. Utilities must establish separate subsidiaries for this purpose and must apply to the FCC for operating authority. Several such utilities have been granted broad authority by the FCC to engage in activities which could include video programming.

Cross-Ownership; Reduced Regulations. The Telecommunications Act makes several other changes to relax ownership restrictions and regulation of cable systems. It repeals the 1992 Cable Act's three-year holding requirement pertaining to sales of cable systems. The broadcast/cable cross-ownership restrictions are eliminated, although the FCC's regulations prohibiting broadcast/cable common ownership currently remain. The SMATV cable cross-ownership and the MMDS cable cross-ownership restrictions have been eliminated for cable operators subject to effective competition.

The Telecommunications Act amends the definition of "cable system" so that a broader class of entities (including some which may compete with the Partnership) providing video programming will be exempt from regulation as cable systems under the Communications Act.


Pole Attachments. The Telecommunications Act also alters the scheme pertaining to pole attachment rates (rates charged by telephone and utility companies for delivery of cable services). The current method for determining rates will continue for five years. The FCC recently adopted an Order to implement the Telecommunications Act's pole attachment provisions. Any increases pursuant to this new formula may not begin for five years, and will be phased in over five through ten in equal increments. However, this new FCC formula does not apply in states which certify that they regulate pole rates.

Miscellaneous Requirements and Provisions. The Telecommunications Act also imposes other miscellaneous requirements on cable operators, including an obligation to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. In addition, sexually explicit programming must be scrambled or blocked. If the cable operator is unable to scramble or block its signal completely, it must restrict transmission to those hours of the day when children are unlikely to view the programming, as determined by the FCC. A federal court has temporarily stayed enforcement of this provision pending further consideration of a constitutional challenge. If the provision is held to be constitutional, it could increase operating expenses for operators of cable television systems, including the Partnership, and provide a competitive advantage to less regulated providers of video programming services. The Telecommunications Act also directs the FCC to adopt regulations to ensure, with certain exceptions, that video programming is fully accessible through closed captioning. The FCC recently released a report to Congress on the level at which video programming is closed captioned. The FCC has also initiated another proceeding to establish regulations to implement closed captioning requirements.

Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rulemakings which have been, and which will be undertaken by the FCC which will interpret and implement the provisions of the Telecommunications Act. In addition, certain provisions of the Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain provisions of the Telecommunications Act have been, and are likely to continue to be subject to legal challenges. Certain provisions of the Telecommunications Act could materially affect the Partnership's ability to sell the Partnership Systems, however, the Partnership is unable at this time to predict the outcome of such rulemakings or litigation or the substantive effect (financial or otherwise) of the new legislation and the rulemakings on the Partnership.


FCC Implementation. The FCC is presently, and will be, engaged in numerous proceedings to implement various provisions of the Telecommunications Act. Recently, the FCC adopted cable television equipment cost aggregation rules and adopted open video system rules. In addition to the proceedings previously discussed herein, the FCC has recently initiated a proceeding to implement most of the Cable Act reform provisions of the Telecommunications Act.

In this proceeding, the FCC has set forth certain interim rules to govern while the FCC completes its implementation of the Telecommunications Act. Among other things, the FCC is requiring on an interim basis that for a LEC to be deemed to be offering "comparable" programming, such programming must include the signals of local broadcasters. Cable systems that meet all of the relevant criteria in the new effective competition test are exempt from rate regulation as of February 8,

1996 (the date the Telecommunications Act was signed into law by President Clinton). Cable systems may file a petition with the FCC at any time for a determination of effective competition.

The FCC has also established interim rules governing the filing of rate complaints by local franchising authorities. Local franchising authorities may file rate complaints with the FCC when the local franchising authorities receive more than one subscriber complaint concerning an operator's rate increase. If the local franchising authority receives more than one subscriber complaint within the 90-day period and decides to file its own complaint with the FCC, it must do so within 180 days after the rate increase became effective. Before filing a complaint with the FCC, the local franchising authority must first provide the cable operator written notice of its intent to do so and must give the operator a minimum of 30 days to file with the local franchising authority the relevant FCC forms used to justify a rate increase. The local franchising authority must then forward its complaint and the operator's response to the FCC within the 180 day deadline. The FCC must issue a final order within 90 days after it receives a local franchising authority complaint.

For interim purposes, the FCC has established that an operator serving fewer than 617,000 subscribers is a "small cable operator" if its annual revenues, when combined with the total annual revenues of all of its affiliates, do not exceed $250 million in the aggregate. For interim purposes, "affiliate" will be defined as a 20% or greater equity interest.

In addition to the interim rules discussed above and other miscellaneous interim rules, the FCC is also engaged in a rule-making proceeding to create and implement final rules relating to the cable reform provisions of the Telecommunications Act. Among other issues, the FCC is considering whether to establish a LEC market share that must be satisfied before a LEC will be deemed to constitute "effective competition" to an incumbent cable operator (which would free the cable operator from rate regulation). The Partnership cannot predict the outcome of this FCC proceeding or what its ultimate effect will be.


Copyright

Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted. The possible simplification, modification or elimination of the compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect the ability of the Partnership to obtain suitable programming and could substantially increase the cost of programming that remained available for distribution to the customers of the Partnership. The General Partner cannot predict the result of such legislative activity or the effect of such activity on the Partnership's condition (financial or otherwise). See "--Regulation and Legislation."



State and Local Regulation

Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions of its franchise agreement. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that imposed on a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. The Partnership cannot predict whether any of the states in which the Partnership currently operates will engage in such regulation in the future. State and local franchising jurisdiction is not unlimited, however, and must be exercised consistently with Federal law. The 1992 Cable Act immunizes franchising authorities from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

COMPETITION IN THE CABLE TELEVISION BUSINESS

Cable television companies generally operate under non-exclusive franchises granted by local authorities that are subject to renewal and renegotiation from time to time. The 1992 Cable Act prohibits franchising authorities from granting exclusive cable television franchises and from unreasonably refusing to award additional competitive franchises. Cable system operators may therefore experience competition from other operators building a system in an existing franchise area (i.e., an "overbuild"). The 1992 Cable Act also permits municipal authorities to operate cable television systems in their communities without franchises. There are virtually no overbuilds in the areas in which the Partnership Systems are located, although other cable operators may operate systems in the vicinity of the Partnership Systems. Cable system operators also compete for the right to construct systems in new housing developments adjoining or otherwise located in proximity to such operator's existing systems. The Partnership believes that the selection of a cable operator to construct a system in a new housing development (which may be located near the cable systems of several different operators) is typically based upon an evaluation by the real estate developer of the programming and pricing offered by the different cable operators conducting business in proximity to such housing development.

Cable television systems also face competition from alternative methods of receiving and distributing television signals and from other sources of home entertainment. Within the home video programming market, the Partnership competes primarily with other cable franchise holders and with home satellite and wireless cable providers, and when existing franchises become available for renewal (or new franchises become available in the southeastern region of the United States), with other cable franchise holders. The Partnership believes that direct broadcast satellite ("DBS"), a service by which packages of television programming are transmitted to individual homes which are serviced by a single satellite dish, is currently the most significant competitive threat to the Partnership Systems. However, there are currently certain disadvantages associated with DBS technology (e.g., high upfront capital costs, lack of local programming and topographical limitations which limit reception in hilly areas). In some instances the prices that consumers pay to obtain a DBS satellite dish have been reduced substantially. Nevertheless, the product is still in its early stages of implementation and it is difficult to assess the ultimate magnitude of the impact that DBS will have on the cable industry or upon the Partnership's operations and revenues. The Partnership does not expect DBS to become a more significant threat to it in the foreseeable future because of the disadvantages currently associated with DBS technology. To the extent these disadvantages are ameliorated in the future as a result of technological or other advances, the competitive impact of DBS on the cable industry and on the Partnership's operations would need to be reevaluated.

Cable television systems also compete with wireless program distribution services such as multichannel multipoint distribution services ("MMDS"), which uses low power microwave frequencies to transmit video programming over-the-air to customers. The FCC has amended its regulations to enable MMDS systems to compete more effectively with cable systems by making available additional channels to the MMDS industry and by refining the procedures by which MMDS licenses are granted. The FCC also recently ruled that wireless cable operators may increase their channel capacity and service offerings through digital compression techniques. Such increased capacity and offerings may make wireless cable a more significant competitor in the video programming industry. The 1992 Cable Act generally prohibits a cable operator from holding an FCC MMDS license in its franchised cable service area. However, the Telecommunications Act allows such common ownership if the cable operator is subject to "effective competition". Although the Partnership faces some actual or potential competition from MMDS operators, such competition is not yet significant. Additionally, the FCC recently allocated frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS. The Partnership is unable to predict the economic viability of wireless video services, such as MMDS, or whether such services will present a competitive threat to the Partnership.

Additional forms of competition for cable systems are master antenna television ("MATV") and satellite master antenna television system ("SMATV"). These systems are essentially small, closed cable systems which operate within specific hotels, apartment- or condominium-complexes and individual residences. Due to the widespread availability of earth stations, such private cable television systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by franchised cable television systems. MATV and SMATV systems currently benefit from operating advantages not available to franchised cable television systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. The Telecommunications Act, which to some extent deregulates or lessens the regulatory burden on the cable industry, may reduce some of the advantages of MATV and SMATV systems. However, since MATV and SMATV systems generally do not fall within the Cable Acts' definition of a "cable system", notwithstanding the enactment of such legislation, they could still be exempt from other requirements of the Cable Acts which were not amended. Furthermore, the Telecommunications Act broadens an exemption from regulation as a "cable system", which may exempt additional MATV and SMATV systems from regulation under the Cable Acts.

A federal statutory cross-ownership restriction had historically limited entry into the cable television business by local telephone companies, which are potentially strong competitors to cable operators. The Telecommunications Act repealed the cross-ownership restriction and authorizes local exchange carriers ("LECs") to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to customers in the telephone companies' service areas, with some regulatory safeguards.
See "--Regulation and Legislation." Some video programming services provided by telephone companies (e.g., "open video systems") do not require local franchises. Further, certain of the Regional Bell Operating Companies ("RBOCs") have already entered the cable television business outside their service areas. The General Partner believes that telephone companies will generally focus their efforts on cable acquisitions in larger metropolitan areas, although there can be no assurance that this will be the case.

The Telecommunications Act also authorizes registered utility holding companies and their subsidiaries to provide video programming services, notwithstanding the applicability of the Public Utility Holding Company Act. See "--Regulation and Legislation."

Other new technologies may become competitive with non-entertainment services that cable television systems can offer. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. The General Partner cannot predict the effect that ongoing or future developments might have on the cable television industry generally or the Partnership specifically.



EMPLOYEES

As of December 31, 1996, the Registrant employed a total of approximately 66 full-time equivalent persons in the operation of its cable television systems. None of the employees are represented by a union. The Registrant has never experienced a work stoppage. The Registrant believes its employee relations are generally good.


OTHER MATTERS

The Partnership owns and operates cable television systems and does not engage in any other identifiable industry segments. The Partnership does not believe that changes of a seasonal nature are material to the cable television business. The Partnership has not expended material amounts during the last two years on research and development activities. As the Partnership is a service-related organization, little or no raw materials are utilized by the Partnership. The necessary hardware, coaxial cable and electronics required for construction of new cable plant are available from a variety of vendors and are generally available in ample supply. There is no one customer or affiliated group of customers to whom sales are made in amounts which exceed ten percent (10%) of the Partnership's revenues. The Partnership believes it is not affected by inflation except to the extent that the economy in general is affected thereby.


ITEM 2. PROPERTIES

The Registrant's principal physical assets consist of the components of each of its cable television systems, which include a central receiving apparatus, distribution cables and local business offices. The receiving apparatus is comprised of a tower and antennas for reception of over-the-air broadcast television signals and one or more earth stations for reception of satellite signals. Located near these receiving devices is a building that houses associated electronic gear and processing equipment. The Registrant owns the receiving and distribution equipment of each system and owns or leases small parcels of real property for the receiving sites.

Cable is either buried in trenches or is attached to utility poles pursuant to license agreements with the owners of the poles. As is typical in the cable television industry, the Partnership maintains insurance on its above-ground plant, but not for its underground plant. The Registrant owns or leases the local business office of each system from which it dispatches service employees, monitors the technical quality of the system, handles customer service and billing inquiries and administers marketing programs. The office facilities of some systems include certain equipment for program production, as required under certain of the Partnership's franchises.

The Registrant believes that its properties are generally in good condition and fully utilized. The Systems currently operate at between 220 and 330 megahertz, whereas the General Partner believes the standard in the cable television industry to be 450 megahertz. The physical components of the Systems, however, require maintenance and periodic upgrading to keep pace with technological advances.




ITEM 3. LEGAL PROCEEDINGS

The Registrant has no material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year covered by this report. However, On March 6, 1997, a Disclosure Statement and related consent materials were mailed to the Limited Partners in connection with the solicitation by the General Partner for the written consents of the Limited Partners for the proposed sales of the South Carolina Systems and for the sale of three of the four systems owned by CPLP to an affiliate of the General Partner. The written votes of the Limited Partners are to be received by April 7, 1997; however, the time period for delivering the consents or revocations can be extended by the General Partner for a period of up to 45 days in the event that consent has not been obtained.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

As of December 31, 1996, there were approximately 7,600 holders of 90,915 Limited Partnership Units of the Registrant. The Units of the Registrant are not publicly traded and are subject to substantial restrictions on transfer.

Pursuant to the terms of the Partnership Agreement, the Registrant is required to distribute all cash available for distribution to the Limited Partners within 60 days after the end of each calendar quarter and, with respect to certain available refinancing proceeds and certain available sales proceeds, as soon as possible following completion of the relevant transaction. The Registrant suspended distributions to Limited Partners in the fourth quarter of 1993. The suspension of distributions was undertaken to provide the Registrant with greater financial flexibility in meeting its debt covenants and in making capital expenditures. Distributions in arrears will be distributed in accordance with the Partnership Agreement.

During January 1995, Charter Communications, Inc. ("Charter"), an affiliate of the Management Company, acquired 1,746 Units of the Registrant as part of a negotiated transaction for a sale of securities and assets. As of December 31, 1996, Charter held 1,746 Units of the Registrant.

In August 1996, Charter received a letter from Gale Island LLC ("Gale"), a third party unaffiliated with the Partnership, the General Partner or any of their affiliates, offering to purchase up to 4.9% of the total outstanding limited partnership interests in the Partnership for a cash price of $250 per LP Unit less the amount of any distribution received from the Partnership on or after August 30, 1996, with the purchase to pay the transfer fee of $150 per transfer. (The amount of the transfer fee is $150 regardless of the number of LP Units transferred.) The offer was due to expire on September 30, 1996, but was extended by Gale to November 4, 1996. The General Partner has forwarded to all Limited Partners a statement (the "Tender Offer Statement") expressing no opinion with respect to the tender offer and providing, in accordance with applicable securities laws and regulations, certain information bearing upon Gale's tender offer, including notice of the impending distribution of this Disclosure Statement to the Limited Partners and the possibility that if the Transaction is consummated and if the Remaining Assets can be sold for an amount which approximates, in the aggregate, the appraised value of those assets, the amount of the total distribution from liquidation of the Partnership to the Limited Partners will exceed $450 per LP Unit. There can be no assurance that any such Remaining Assets can be sold for an amount at least equal to their appraised value. As of December 31, 1996, Gale has purchased 1,786 LP Units pursuant to its offers.

In September 1996, the Limited Partners received a letter from Madison Partnership Liquidity Investors V, LLC ("Madison"), a third party unaffiliated with the Partnership, the General Partner or any of their affiliates, offering to purchase up to 4.9% of the total outstanding limited partnership interests in the Partnership for a cash price of $255 per LP Unit less the amount of any distribution received from the Partnership on or after September 5, 1996. The letter makes no reference to the Partnership transfer fee. The offer expired by its terms on October 18, 1996. The General Partner sent a statement to the Limited Partners which was substantially identical to the Tender Offer Statement. Following completion of the first offer, Madison renewed its offer through December 20, 1996, but at a purchase price of $275 per LP Unit. As of December 31, 1996, Madison has purchased 671 LP units pursuant to its offers.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership and should be read in conjunction with the financial statements and notes thereto included pursuant to Item 8 of this Form 10-K.


                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                              1996            1995           1994            1993            1992

STATEMENT OF OPERATIONS DATA:
Service Revenues..............             $18,155,382     $17,046,419     $16,257,928     $16,124,256     $15,079,748
Net loss......................             (1,447,153)     (2,292,563)     (5,256,210)     (8,653,943)    (13,837,235)
Net loss per LP Unit..........                 (15.76)         (24.96)         (57.24)         (94.24)        (150.68)
Cash distributions per LP Unit            --                  --              --                 60.00           67.50
BALANCE SHEET DATA:
Total assets..................              20,845,510      24,960,260      30,517,928      34,825,726      45,280,200
Long-term obligations,
including current maturities..              36,700,000      40,400,000      44,700,000      44,700,000      41,600,000
Partners' (deficit) capital...            (21,828,007)    (20,380,854)    (18,088,291)    (12,832,081)       1,276,762
MISCELLANEOUS DATA:
Ratio of earnings to fixed
charges1/.....................            --                  --              --              --              --
Book value per LP Unit........               ($240.09)       ($224.17)       ($198.96)       ($141.14)          $14.04

1/ Ratio of earnings to fixed charges is calculated using income from continuing operations adding back fixed charges; fixed charges include interest expense and amortization expense for debt issuance costs. Earnings for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 were insufficient to cover the fixed charges by $1,447,153, $2,292,563, $5,256,210, $8,653,943, and
$13,837,235, respectively. As a result of such insufficiencies, these ratios are not presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL INFORMATION

The following table summarizes the amounts and the percentage of total revenues for certain items for the periods indicated:


                                             FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                1996                 1995                      1994
                             -----------          -----------               -----------
                                  Amt.       %         Amt.           %         Amt.        %
                             -----------  ------  -----------       ------  -----------   ------
Service Revenues:
   Basic Service             $13,485,981    74.3  $12,595,495         73.9  $11,924,583     73.3
   Premium Service             2,241,316    12.3    2,275,021         13.3    2,266,434     13.9
   Other Services              2,428,085    13.4    2,175,903         12.8    2,066,911     12.8
                             -----------  ------  -----------  -----------  -----------   ------

                              18,155,382   100.0   17,046,419        100.0   16,257,928    100.0
                             -----------  ------  -----------  -----------  -----------   ------

Operating Expenses:
   Operating, General and
     Administrative           10,572,015    58.2    9,804,576         57.5    9,566,754     58.8
   Depreciation and
     Amortization              6,235,182    34.4    6,204,807         36.4    8,605,938     52.9
                             -----------  ------  -----------  -----------  -----------   ------

                              16,807,197    92.6   16,009,383         93.9   18,172,692    111.7
                             -----------  ------  -----------  -----------  -----------   ------

Income (Loss) from
     Operations                1,348,185     7.4    1,037,036          6.1   (1,914,764)   (11.7)
                             -----------  ------  -----------  -----------  -----------   ------

Other Income (Expenses):
   Interest Income                39,909     0.2      117,613           .7       55,125       .3
   Interest Expense           (2,835,247)  (15.6)  (3,447,212)       (20.2)  (3,152,940)   (19.4)
   Equity in loss of
     unconsolidated limited
     partnership                  --         --        --              --      (243,631)    (1.5)
                              (2,795,338)  (15.4)  (3,329,599)       (19.5)  (3,341,446)   (20.6)
                            ------------  ------  -----------       ------  -----------   ------

   Net Loss                  ($1,447,153)   (8.0) ($2,292,563)       (13.4) ($5,256,210)   (32.3)
                            ============  ======  ===========       ======  ===========   ======




Operating results of the Registrant's investment in CPLP are not consolidated as the Registrant owns only Limited Partnership Units and does not exercise significant influence over CPLP's operations. The Registrant's investment in CPLP is accounted for under the equity method and losses in excess of its investment are not recorded. The amount of unrecorded losses in excess of the equity investment were approximately $4.0 million, $4.9 million and $6.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.
As of December 31, 1996, the cumulative unrecorded losses in excess of investment were approximately $14.9 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994.

Revenues

In September 1993, when federal rate regulation affecting the basic and expanded basic tiers was implemented, rates were rolled back 10% throughout the Partnership Systems, which offset rate increases implemented earlier in 1993. In 1994, additional rate reductions of up to 7% were required for some local franchises. These rate reductions significantly impacted the Partnership Systems' actual revenues as well as the potential to increase revenues.
Limited rate increases are permitted to pass-through to subscribers certain external costs (such as copyright, programming and franchise fees). Notwithstanding that, the average revenue per subscriber was reduced for basic services during the 1992 to 1994 period and the Partnership Systems were able to increase revenues on an overall basis by increasing the subscriber base, as well as by increasing revenues from unregulated services such as premium cable services, advertising and other ancillary revenues.

Partnership revenues increased 4.8% from $16,257,928 in 1994 to $17,046,419 in 1995, and by an additional 6.5% to $18,155,382 in 1996. During this period, the Partnership increased revenues by increasing the number of its basic subscribers by 3.5% from December 31, 1994 to December 31, 1995, and by an additional 0.4% from December 31, 1995 to December 31, 1996; subscribers increased as a result of new-build and re-build construction and enhanced marketing efforts. The subscribership increase reflects management's efforts to increase the number of subscribers through improved customer service. It also reflects an industry-wide increase in cable subscribers as a result of increased advertising commenced in the latter part of 1994 by wireless and direct broadcast service providers; these broad-based marketing campaigns appear to have enhanced overall customer awareness and desire for alternative programming options, with a "spill-over" benefit for cable providers.

The ratio of premium service subscriptions per basic subscriber fluctuated from
 .45 at December 31, 1994, to .46 at December 31, 1995, to .42 at December 31, 1996. The Partnership anticipates that the ratio of subscriptions for premium services to subscriptions for basic services may not increase substantially over the next few years and, in fact, may continue to decline. The Partnership has begun to offer premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services. However, premium subscription services will still remain an important revenue source of the Partnership.


Operating Expenses

Operating, general and administrative expenses increased by 2.5% from $9,566,754 in 1994 to $9,804,576 in 1995, and by an additional 7.8% to
$10,572,015 in 1996. As a percentage of annual revenue, these expenses, which include management fees ranged between 58.8% and 57.5% during the 1994-1996 time period. The Partnership was able to control certain operating costs to offset the larger increases in certain other categories, as discussed below.
In addition, operating expenses included liquidation costs of approximately $99,000 in 1995 and $242,000 in 1996, related to initiating the process to sell the assets of the Partnership.

The Partnership's operating expenses were affected by substantial industry-wide increases in programming expenses. Programming expenses were approximately $2,799,000 in 1994; such expenses increased by 11.1% to $3,110,000 in 1995 and by an additional 12.0% to $3,483,000 in 1996. The Partnership's increased subscriber base also contributed to the overall increase in programming expenses, since programming costs are determined on a per subscriber basis.

The Partnership Systems' copyright fees for the carriage of distant signals increased during the subject periods. Applicable FCC regulations required the Partnership Systems to add local channels on the basic cable service tier, which resulted in certain channels regularly carried by the Partnership Systems on the basic cable tier being moved to the expanded basic cable service tier. Inclusion of additional revenues associated with the expanded basic cable tier resulted in increased copyright fee payments.

The Partnership also launched additional channels during the subject period, with related programming costs and costs associated with channel line-up changes, as the Partnership sought to improve the Partnership Systems' basic product line as well as increase their subscriber base. Channel line-up changes, whether resulting from FCC mandated local "must carry" regulations (as discussed below) or voluntary changes, also involve indirect costs such as marketing and customer mailings. Increased compliance costs related to the 1992 Cable Act were reflected in operating expenses.

Depreciation and amortization, in terms of percent of revenues, decreased during the 1994-1996 period. The decrease is primarily the result of the completion of amortization for certain franchises and deferred costs.


Other Income and Expenses

Interest expense increased by approximately $294,000 in 1995 versus 1994 due to higher interest rates offset somewhat by a partial paydown of the debt balance; the weighted average interest rate and outstanding borrowings for 1995 and 1994 were 8.0% and 6.7% and $43,163,000 and $44,700,000, respectively.
Interest expense decreased by approximately $612,000 in 1996 versus 1995 as a result of a lower weighted average of outstanding borrowings in 1996. The weighted average interest rates and outstanding borrowings from 1996 and 1995 were 7.3% and 8.0%, and $38,889,000 and $43,163,000 respectively.

The allocation to the Partnership of its proportionate share of the net loss of CPLP for the year ended December 31, 1994 is represented by Equity in loss of unconsolidated limited partnership. Allocated losses from CPLP in excess of the Partnership's investment in CPLP are not recorded. During 1996, 1995 and 1994, the unrecorded losses in excess of investment were $3,997,497, $4,903,780 and $5,995,690, respectively.


Net Loss

Net loss was reduced by 56.4% for the year ended December 31, 1995 compared to the year ended December 31, 1994. In addition, the net loss was reduced by 36.9% for the year ended December 31, 1996 compared to the year ended December 31, 1995. The decreases are due primarily to reduced amortization related to franchises which have become fully amortized and the fact that Partnership is no longer recording the equity losses of CPLP, as the Partnership's investment has been reduced to zero.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's initial capital resources have included the aggregate of approximately $81,574,000 (net of related expenses) raised through the sale of LP Units and approximately $918,000 in General Partner contributions of cash and notes. These sources of capital were used to fund the purchase of the Partnership Systems and have since been supplemented with borrowings to finance capital expenditures.

The Partnership maintains a secured revolving line of credit agreement (the "Credit Agreement") with a syndicate of banks, for which The Toronto Dominion Bank is the agent. Such Credit Agreement bears interest at a rate selected by the Partnership equal to the Eurodollar rate, The Toronto Dominion Bank's prime rate, or the certificate of deposit rate, as the case may be, plus a spread, and has a maturity date of December 31, 1996, which was extended in December 1996 to June 30, 1997. The Credit Agreement allows borrowings up to $65 million. While the Partnership's cash flow from operations has been used to fund a portion of capital expenditures, in prior periods the Partnership from time to time incurred debt to cover the balance of capital expenditures. Outstanding indebtedness of the Partnership under the Credit Agreement at December 31, 1995 and 1996, was $40,400,000 and $36,700,000, respectively. If the Partnership Transaction is not consummated by June 30, 1997, the Credit Agreement will need to be extended again, which could result in substantial fees being charged to the Partnership. However, there can be no assurance that the Partnership will be able to amend the existing facility or negotiate a new facility with terms that are favorable to the Partnership.

The Partnership made capital expenditures of approximately $2,108,000, $3,001,000 and $1,913,000 during 1996, 1995 and 1994, respectively, in connection with the improvement and upgrading of the Partnership Systems.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to distribute all cash available for distribution to the Partners within 60 days after the end of each calendar quarter and, with respect to certain available refinancing proceeds and certain available sales proceeds, as soon as possible following completion of the relevant transaction. Limited Partners received cash distributions during 1993 in the amount of $5,454,900. However, the Partnership suspended further distributions to Limited Partners the fourth quarter of 1993 to provide greater financial flexibility in meeting its debt covenants and in making capital expenditures necessary to maintain the Partnership's assets. No distributions were made in 1994, 1995 or 1996 to the Limited Partners. Distributions in arrears, totaling approximately $49,807,086 at December 31, 1996 will be distributed in accordance with the Partnership Agreement, although it is unlikely that all such amounts will be satisfied.

It is the General Partner's intention to sell the Partnership's remaining assets as expeditiously as possible, subject to the receipt of offers to purchase such assets at prices the General Partner deems reflective of their fair market value. After the remaining Partnership assets, including the Partnership's investment in CPLP, have been sold or liquidated for cash, the General Partner will repay the balance of the Partnership's outstanding obligations, expenses and other liabilities and distribute any remaining cash (subject to holdback for contingencies) to the Limited Partners of the Partnership, at which time the Partnership's existence will terminate.

The Partnership's investment in CPLP represents approximately 25% of the Partnership's total investment in cable systems. The Partnership's investment is passive in nature as evidenced by its position in CPLP as a limited partner. The financial statement losses recorded by the Partnership for its allocated share of the total losses of CPLP do not represent current or future cash outlays and, as such, should not impact the operating results or operating cash flows generated by the Partnership's owned cable systems.

The Partnership accounts for its investments in CPLP on the equity method as it does not retain management control of CPLP. Therefore, allocated losses from CPLP in excess of the Partnership's investment are not recorded. The balance of investment in unconsolidated limited partnership was reduced to zero during 1994 through the recognition of the Partnership's allocated share of the net loss of CPLP up to the amount of the remaining investment.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1996, the Registrant was not involved in any disagreements with its independent certified public accountants on accounting principles or practices or on financial disclosure.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers or directors. The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting the Partnership's business. In addition, the General Partner is responsible for operating and managing the Partnership's cable television systems.

Set forth below is the present principal occupation or employment and employment history of the executive officers and directors of the General
Partner:



           NAME              AGE  POSITION WITH GENERAL PARTNER
           Howard L. Wood    57   President, Chief Executive
                                  Officer and Director
           Barry L. Babcock  50   Executive Vice President,
                                  Chief Operating Officer and
                                  Director
           Jerald L. Kent    40   Executive Vice President,
                                  Chief Financial Officer and
                                  Director

Mr. Wood has been affiliated with Charter since 1993, now holding the position of Chairman of the Management Committee of Charter, and has served as President of the General Partner since 1994. Mr. Wood also co-founded Charter Communications Group ("CCG") in 1992. Prior to that time, he was associated with Cencom Cable Associates, Inc. ("CCA"), which he joined in July 1987 as Director; at CCA he held the position of President, Chief Executive Officer and Director from January 1, 1989 to November 1992.

Mr. Babcock has been affiliated with Charter since 1993 and now holds the position of Chairman, and has served as Executive Vice President of the General Partner since 1994. Mr. Babcock also co-founded CCG in 1992. Prior to that time, he was associated with CCA as the Executive Vice President of CCA from February 1986 to November 1992, and as Chief Operating Officer of CCA from May 1986 to November 1992.

Mr. Kent has been affiliated with Charter since 1993 and now holds the position of President, and has served as Executive Vice President of the General Partner since 1994. Mr. Kent also co-founded CCG in 1992. Prior to that time, he was associated with CCA as Executive Vice President and Chief Financial Officer of CCA from 1987 through November 1992.


ITEM 11. EXECUTIVE COMPENSATION


The General Partner does not currently pay any remuneration to any of its officers or directors. See Item 13 herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1995, no Limited Partner was known to the General Partner to be the beneficial owner of more than five percent (5%) of the outstanding LP Units issued by the Partnership. Charter owns 1,746 LP Units, constituting approximately 1.9% of the LP Units. Charter has no right to acquire additional LP Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1 - "Partial Liquidation of Assets"

See Item 1 - "Management Agreement"

See Item 12 herein.

The Registrant may be subject to various conflicts of interest arising out of the relationships among it, Charter, the Management Company, their respective affiliates, officers and directors (such persons shall hereinafter be collectively referred to as the "Affiliates").

Affiliates have engaged and, in the future, will engage in other business activities related to the cable television industry that may be in competition with the business of the Registrant. Such activities may include the acquisition of cable television systems. The Affiliates have no obligation to offer to the Registrant the opportunity to participate in any other transactions in which they participate.

The officers and directors of the Management Company will manage the Partnership Systems, as well as other cable television systems currently owned or later acquired by certain of its Affiliates. Conflicts of interest may arise in managing the operations of more than one entity with respect to the allocation of the Management Company's and its Affiliates' time, personnel, and other resources among the Registrant. The Management Company will resolve such conflicts in a manner deemed in its reasonable judgment to be fair and appropriate.

                                    PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

(a)   1.    Financial Statements:
            See Index to Financial Statements and Schedules on page F-1 of this Report.


      2.   Financial Statement Schedules:
           See Index to Financial Statements and Schedules on page F-1 of this Report.

      3.   Exhibits:
           See Index on Page E-1 of this Report.

(b)  Reports on Form 8-K:

           No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     CENCOM CABLE INCOME PARTNERS II, L.P.


                                  By:  Cencom Properties II, Inc.
                                       General Partner



                                  By: /s/ Howard L. Wood
                                      Howard L. Wood, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (as to the General Partner) and on the date indicated.


Signature and Title                                             Date
-------------------                                             ----
By: /s/ Howard L. Wood
    Howard L. Wood
    President, Chief Executive Officer and Director
    (Principal Executive Officer)                           March 25, 1997

By: /s/ Barry L. Babcock
    Barry L. Babcock
    Executive Vice President, Chief Operating
    Officer and Director
    (Principal Operating Officer)                           March 25, 1997

By: /s/ Jerald L. Kent
    Jerald L. Kent
    Executive Vice President, Chief Financial
    Officer and Director
    (Principal Financial Officer and Principal
    Accounting Officer)                                     March 25, 1997

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                      Page
                                                                                                      ----
REGISTRANT'S FINANCIAL STATEMENTS:                                                                    F-2
  Report of Independent Public Accountants                                                            F-3
  Balance Sheets as of December  31, 1996 and 1995                                                    F-4
  Statements of Operations for the years ended December 31, 1996, 1995 and 1994                       F-5
  Statements of Partners' Capital (Deficit) for the years ended December 31, 1996, 1995 and 1994      F-6
  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994                       F-7
  Notes to Financial Statements

REGISTRANT'S FINANCIAL STATEMENT SCHEDULES:
  None required

FINANCIAL STATEMENTS OF CENCOM PARTNERS, L.P.:
  Report of Independent Public Accountants                                                            F-16
  Balance Sheets as of December 31, 1996 and 1995                                                     F-17
  Statements of Operations for the years ended December 31, 1996, 1995 and 1994                       F-18
  Statements of Partners' Capital (Deficit) for the years ended December 31, 1996, 1995 and 1994      F-19
  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994                       F-20
  Notes to Financial Statements                                                                       F-21

CENCOM PARTNERS, L.P. FINANCIAL STATEMENT SCHEDULES:
  None required

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cencom Cable Income Partners II, L.P.:


We have audited the accompanying balance sheets of Cencom Cable Income Partners II, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Partnership Agreement of Cencom Cable Income Partners II, L.P. provides for the dissolution of the Partnership on or before December 31, 1995. The General Partner is in the process of a complete and orderly dissolution of the Partnership. Upon dissolution, the General Partner or other authorized liquidating agent is required to liquidate the Partnership's assets and distribute the proceeds thereof in accordance with the provisions of the Partnership Agreement. Proceeds ultimately received upon liquidation could differ substantially from the amounts recorded in the accompanying financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cencom Cable Income Partners II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
     February 21, 1997

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                  BALANCE SHEETS - DECEMBER 31, 1996 AND 1995



                                                                    1996               1995
                                                                ------------       -------------
                                             ASSETS
                                            -------
CURRENT ASSETS:
  Cash and cash equivalents                                       $    531,285       $    935,858
  Accounts receivable, net of allowance for doubtful
    accounts of $34,763 and $31,463, respectively                      222,708            190,968
  Prepaid expenses and other                                            78,705            149,923
                                                                  ------------       ------------
        Total current assets                                           832,698          1,276,749

PROPERTY, PLANT AND EQUIPMENT                                       18,938,808         22,572,631

FRANCHISE COSTS, net of accumulated amortization of
  $22,383,464 and $21,996,588                                          724,004          1,110,880

DEBT ISSUANCE COSTS, net of accumulated amortization of $-             350,000                  -
                                                                  ------------       ------------
                                                                  $ 20,845,510       $ 24,960,260
                                                                  ============       ============

                          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                          -------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                            $ 36,700,000       $ 40,400,000
  Accounts payable and accrued expenses                              2,397,674          2,160,916
  Payables to General Partner and affiliates                         3,532,580          2,731,619
  Subscriber deposits                                                   18,460             20,675
                                                                  ------------       ------------
        Total current liabilities                                   42,648,714         45,313,210
                                                                  ------------       ------------
DEFERRED REVENUE                                                        24,803             27,904
                                                                  ------------       ------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                                   (2,828,374)        (2,813,902)
  Limited Partners (250,000 units authorized; 90,915 units
    issued and outstanding)                                        (18,540,466)       (17,107,785)
  Note receivable from General Partner                                (459,167)          (459,167)
                                                                  ------------       ------------
        Total Partners' capital (deficit)                          (21,828,007)       (20,380,854)
                                                                  ------------       ------------
                                                                  $ 20,845,510       $ 24,960,260
                                                                  ============       ============

      The accompanying notes are an integral part of these balance sheets.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS


              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               1996               1995               1994
                                                           ------------       ------------       ------------
SERVICE REVENUES:
  Basic service                                            $ 13,485,981       $ 12,595,495       $ 11,924,583
  Premium service                                             2,241,316          2,275,021          2,266,434
  Other                                                       2,428,085          2,175,903          2,066,911
                                                           ------------       ------------       ------------
                                                             18,155,382         17,046,419         16,257,928
                                                           ------------       ------------       ------------
OPERATING EXPENSES:
  Operating costs                                             7,864,914          7,233,700          7,071,292
  General and administrative                                  1,560,430          1,619,143          1,682,566
  Liquidation costs                                             241,600             99,414                  -
  Depreciation and amortization                               6,235,182          6,204,807          8,605,938
  Management fees - related party                               905,071            852,319            812,896
                                                           ------------       ------------       ------------
                                                             16,807,197         16,009,383         18,172,692
                                                           ------------       ------------       -------------
        Income (loss) from operations                         1,348,185          1,037,036         (1,914,764)
                                                           ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Interest income                                                39,909            117,613             55,125
  Interest expense                                           (2,835,247)        (3,447,212)        (3,152,940)
  Equity in loss of unconsolidated limited partnership                -                  -           (243,631)
                                                           ------------       ------------       ------------
                                                             (2,795,338)        (3,329,599)        (3,341,446)
                                                           ------------       ------------       ------------
        Net loss                                           $ (1,447,153)      $ (2,292,563)      $ (5,256,210)
                                                           ============       ============       ============
NET LOSS PER LIMITED PARTNERSHIP UNIT                      $     (15.76)      $     (24.96)      $     (57.24)
                                                           ============       ============       ============

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                                     Note
                                                                                   Receivable
                                                                                      From
                                                   General          Limited          General
                                                   Partner          Partners         Partner            Total
                                                ------------     --------------    -----------      -------------
BALANCE, December 31, 1993                      $ (2,738,414)    $   (9,634,500)    $ (459,167)     $ (12,832,081)

 Net loss                                            (52,562)        (5,203,648)             -         (5,256,210)
                                                ------------     --------------     ----------      -------------
BALANCE, December 31, 1994                        (2,790,976)       (14,838,148)      (459,167)       (18,088,291)

 Net loss                                            (22,926)        (2,269,637)             -         (2,292,563)
                                                ------------     --------------     ----------      -------------
BALANCE, December 31, 1995                        (2,813,902)       (17,107,785)      (459,167)       (20,380,854)

 Net loss                                            (14,472)        (1,432,681)             -         (1,447,153)
                                                ------------     --------------     ----------      -------------
BALANCE, December 31, 1996                      $ (2,828,374)    $  (18,540,466)    $ (459,167)     $ (21,828,007)
                                                ============     ==============     ==========      =============

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                1996              1995            1994
                                                            ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (1,447,153)    $ (2,292,563)    $ (5,256,210)
  Adjustments to reconcile net loss to net cash
    provided by operating activities-
      Depreciation and amortization                            6,235,182        6,204,807        8,605,938
      Equity in loss of unconsolidated limited partnership             -                -          243,631
      Changes in assets and liabilities-
        Accounts receivable, net                                 (31,740)          35,000            3,169
        Prepaid expenses and other                                71,218           14,236          (45,764)
        Accounts payable and accrued expenses                    236,758          131,161          512,041
        Payables to General Partner and affiliates               800,961          876,180          440,123
        Subscriber deposits                                       (2,215)            (350)          (3,752)
        Deferred revenue                                          (3,101)          27,904                -
                                                            ------------     ------------     ------------
          Net cash provided by operating activities            5,859,910        4,996,375        4,499,176
                                                            ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (2,108,233)      (3,000,860)      (1,913,448)
                                                            ------------     ------------     ------------
          Net cash used in investing activities               (2,108,233)      (3,000,860)      (1,913,448)
                                                            ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving line of credit                      200,000                -                -
  Payments of revolving line of credit                        (3,900,000)      (4,300,000)               -
  Debt issuance costs                                           (456,250)               -          (97,917)
                                                            ------------     ------------     ------------
          Net cash used in financing activities               (4,156,250)      (4,300,000)         (97,917)
                                                            ------------     ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (404,573)      (2,304,485)       2,487,811

CASH AND CASH EQUIVALENTS, beginning of year                     935,858        3,240,343          752,532
                                                            ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                      $    531,285     $    935,858     $  3,240,343
                                                            ============     ============     ============
CASH PAID FOR INTEREST                                      $  2,868,914     $  3,645,205     $  3,093,440
                                                            ============     ============     ============

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Cencom Cable Income Partners II, L.P., a Delaware limited partnership (the "Partnership"), was formed on August 13, 1987, for the purpose of acquiring and operating existing cable television systems. CC II Holdings, Inc. (CC II Holdings) acquired the common stock of Cencom Properties II, Inc. (Cencom Properties II or the "General Partner") from Cencom Cable Associates, Inc. (presently doing business as Cencom Cable Entertainment, Inc. and referred to as "Cencom Cable Associates" herein) in September 1994. CC II Holding is a wholly owned subsidiary of Charter Communications, Inc. (Charter). The Partnership was to be dissolved no later than December 31, 1995, as provided in the partnership agreement (the "Partnership Agreement"). As of December 31, 1996, the Partnership is in the process of a complete and orderly dissolution of the Partnership (see Note 2).

As of December 31, 1996, the Partnership provided cable television service to approximately 36 franchises serving approximately 44,700 basic subscribers in northeast Missouri, South Carolina and Texas.

Cash Equivalents

Cash equivalents consist primarily of repurchase agreements with original maturities of 90 days or less. These investments are carried at cost, which approximates market value. The Partnership is subject to loss for amounts invested in repurchase agreements in the event of nonperformance by the financial institution, which acts as the counterparty under such agreements; however, such noncompliance is not anticipated.

Revenue Recognition

Cable service revenues are recognized in the period when the related services are provided.

Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the average estimated period that customers are expected to remain connected to the cable television system.

Franchise fees collected from cable subscribers and paid to local franchises are reported as revenues.

Depreciation and Amortization

The Partnership provides depreciation using the composite method of depreciation on a straight-line basis over the estimated useful lives of the related property, plant and equipment as follows:


            Trunk and distribution systems            10 years
            Subscriber installations                  10 years
            Buildings and headends                  9-20 years
            Converters                               3-5 years
            Vehicles and equipment                   4-8 years
            Office equipment                        5-10 years

Franchise costs are being amortized using the straight-line method over the term of the individual franchise agreements. Debt issuance costs are being amortized over the term of the debt.

During 1995, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121 entitled, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, the Partnership periodically reviews the carrying value of its long-lived assets, identifiable intangibles and franchise costs in relation to historical financial results, current business conditions and trends (including the impact of existing legislation and regulation) to identify potential situations in which the carrying value of such assets may not be recoverable. If a review indicates that the carrying value of such assets may not be recoverable, the carrying value of such assets in excess of their fair value would be recorded as a reduction of the assets' cost as if a permanent impairment has occurred. No impairments have occurred and no adjustments to the financial statements of the Partnership have been recorded related to SFAS No. 121.

Investment in Unconsolidated Limited Partnership

The Partnership owns Limited Partnership units of Cencom Partners, L.P. (CPLP) which equate to an 84.03% ownership interest in CPLP. The Partnership only owns Limited Partnership units and does not exercise significant influence over CPLP's operations; therefore, its investment in CPLP is accounted for using the equity method, and losses in excess of its investment in CPLP are not recorded (see Note 4).

Liquidation Costs

Certain liquidation costs which are not directly attributed to the Partnership (i.e., accounting, legal, etc.) have been allocated between the Partnership and CPLP based upon the number of total basic subscribers.

Income Taxes

Income taxes are the responsibility of the partners and as such are not provided for in the accompanying financial statements.

Net Loss Per Limited Partnership Unit

The net loss per Limited Partnership unit has been calculated based on 90,915 weighted average Limited Partnership units outstanding each year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. LIQUIDATION, DISTRIBUTIONS AND ALLOCATIONS:

Distributions and Allocations

Profits and losses are generally allocated in proportion to the partners' capital contributions. The Partnership is required to distribute all cash available for distribution. Distributions are made within 60 days after the end of each calendar quarter. The Limited Partners receive 100% of all cash available for distribution until they receive a cumulative 11% per annum preference return on their adjusted capital contributions. After the Limited Partners have received the 11% preferred return, the General Partner will receive 11% per annum on its capital contribution. Thereafter, the Limited Partners will receive 99% and the General Partner will receive 1% of all additional cash available for distribution. During the fourth quarter of 1993, the Partnership suspended distributions to Limited Partners to meet its debt covenants and allow for necessary capital expenditures. No distributions were made in 1996, 1995 and 1994. Distributions in arrears are approximately $49,807,000 as of December 31, 1996.

Liquidation of the Partnership

The Partnership Agreement provides for the dissolution of the Partnership on or before December 31, 1995. In accordance with the Partnership Agreement, the General Partner began dissolution during 1995. Two independent appraisals were conducted during March 1995, resulting in an appraised value of $73,850,000 for the Partnership's cable television systems (excluding its investment in CPLP). The General Partner has accepted bids with respect to the South Carolina systems, and for the Cleveland, Jasper, Woodville, Marlin, Madisonville and Buffalo systems (which constitute approximately 47% of the basic subscribers of the Texas systems), for an aggregate purchase price of $51,950,000, each subject to execution of a final sale agreement. The accepted bids represent approximately 69% of the Partnership's basic subscribers as of December 31, 1996. The bid for the South Carolina systems was submitted by an affiliate of the General Partner. In accordance with the Partnership Agreement, the sale of assets to an affiliate of the General Partner is subject to an appraisal process, requiring two independent appraisers to jointly determine the appraised value, and must be approved by a majority of outstanding Limited Partner units. The General Partner is preparing a disclosure statement for distribution to the Limited Partners which describes the various transactions and requests consent for the sale to the affiliates of the General Partner.
The affiliates of the General Partner have reached agreements with their principal lenders regarding the proposed terms of their loans. In addition, completion of the third-party sales are subject to the successful arrangement of financing on the part of the buyers of these systems.

Bids submitted to date with respect to the northeast Missouri systems and the remainder of the Texas systems were considered to be too low relative to the estimated fair market values of such systems established pursuant to the appraisal process. Thus, these bids have not been accepted by the General Partner. Accordingly, the General Partner will continue to seek potential purchasers for the remaining systems.

The General Partner or other liquidating agent is required to liquidate partnership assets and to distribute all available proceeds as soon as practicable after their receipt by the Partnership. After payment of the Partnership's liabilities, these sales proceeds will be distributed as set forth above. Once the Limited Partners and the General Partner have received aggregate cash distributions equal to their capital contributions plus the 11% preferred return referred to above, sales proceeds will generally be allocated 70% to the Limited Partners and 30% to the General Partner.

Upon finalization of a plan of liquidation and execution of sale agreements, the Partnership will change its basis of accounting from the going-concern basis to the liquidation basis. Under the liquidation basis of accounting, assets are recorded at their estimated realizable values and liabilities are recorded at their estimated settlement amounts.

Liquidation of CPLP

Concurrent with the disposition of the Partnership's assets, including its entire ownership interest in CPLP, CPLP has sought to dispose of its assets through the sale of its cable television system to facilitate the liquidation of the Partnership. Additionally, the asset sale is being effected to satisfy the requirements by CPLP's senior bank lenders that the credit facility be repaid.

To dispose of the assets of CPLP, the general partner of CPLP obtained appraisals as of March 31, 1995, from Daniels & Associates ("Daniels") and Western Cablesystems, Inc. ("Western"), who jointly reached a valuation of $60,900,000 for all of the CPLP cable television systems. Thereafter, Daniels was retained to market the CPLP systems using an auction process substantially identical to that employed for the Partnership's Systems. As a result of the auction process, CPLP's general partner has executed final sale agreements with two affiliates of the General Partner for CPLP's South Carolina and North Carolina Systems for an aggregate price of $52,450,000. The affiliates of the General Partner have reached agreements with their principal lenders regarding the proposed terms of their financing. The bids submitted for CPLP's Texas Systems were below the appraised fair market value and have not been accepted. CPLP intends to continue to operate its Texas Systems until an acceptable bid is received.

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

3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and consists of the following at December 31:


                                         1996               1995
                                     ------------       ------------
Trunk and distribution systems       $ 33,744,552       $ 33,098,240
Subscriber installations                9,407,182          8,495,118
Land, buildings and headends            5,559,636          5,378,614
Converters                              3,902,610          3,726,224
Vehicles and equipment                  2,000,543          1,895,785
Office equipment                          783,785            737,402
                                     ------------       ------------
                                       55,398,308         53,331,383
Less-  Accumulated depreciation       (36,459,500)       (30,758,752)
                                     ------------       ------------
                                     $ 18,938,808       $ 22,572,631
                                     ============       ============

4. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Partnership has invested approximately $25,000,000 in CPLP, a limited partnership. CPLP utilized these funds to purchase cable television systems in North Carolina, South Carolina and Texas. The Partnership's equity contribution consisted of the balance of funds which had previously been restricted for investment in cable television systems, plus approximately $18,135,000 of allowable borrowings as specified by the Partnership Agreement. The Partnership is allocated 84.03% (based on ownership interest) of CPLP's net income or losses and accounts for its investment in CPLP under the equity method. Losses in excess of its investment in CPLP are not recorded. As of December 31, 1996, the unrecorded losses in excess of investment were approximately $14,897,000. Additional partners of CPLP include Charter.

Summary financial information of CPLP as of December 31, 1996 and 1995, and for each of the three years in the year period ended December 31, 1996, which is not consolidated with the operating results of the Partnership, is as follows:


                                                                                                 1996                1995
                                                                                              ------------       ------------
Current assets                                                                                $  1,058,448       $    659,926
Noncurrent assets - primarily investment in cable
  television properties                                                                         22,972,191         27,823,344
                                                                                              ------------       ------------
        Total assets                                                                          $ 24,030,639       $ 28,483,270
                                                                                              ============       ============
Current liabilities, including current maturities
  of long-term debt of $34,957,500 and $34,957,500, respectively                              $ 39,727,149       $ 39,401,034
Deferred revenue                                                                                   174,791            196,640
Partners' capital (deficit)                                                                    (15,871,301)       (11,114,404)
                                                                                              ------------       ------------
        Total liabilities and partners' capital (deficit)                                     $ 24,030,639       $ 28,483,270
                                                                                              ============       ============
                                                                                1996              1995               1994
                                                                            -----------       ------------       ------------
Service revenues                                                            $13,748,224       $ 12,855,563       $ 12,075,857
                                                                            ===========       ============       ============
Loss from operations                                                        $(1,776,152)      $ (3,020,280)      $ (5,047,535)
                                                                            ===========       ============       ============
Net loss                                                                    $(4,756,897)      $ (5,835,749)      $ (7,425,112)
                                                                            ===========       ============       ============

In accordance with restrictions under CPLP's senior debt agreement, CPLP may make no partnership distributions during the term of its senior debt agreement. Furthermore, a maximum of $3,000,000 in CPLP assets may be sold without bank permission, and all proceeds from any such sale must be used to reduce borrowings under the senior debt agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:


                                              1996            1995
                                           ----------      ----------
Capital expenditures                       $  128,786      $  114,928
Accrued salaries and related benefits         158,372         144,024
Accrued liquidation costs                     162,000               -
Professional fees                             257,636          89,136
Debt issuance costs                           350,000               -
Property taxes                                358,786         645,849
Franchise fees                                368,602         327,272
Programming expenses                          369,137         355,174
Other                                         244,355         484,533
                                           ----------      ----------
                                           $2,397,674      $2,160,916
                                           ==========      ==========

6. LONG-TERM DEBT:

The Partnership maintains a secured revolving line of credit agreement (the "Credit Agreement") with a consortium of banks for borrowings up to $65,000,000. On December 31, 1996, the Partnership and the banks amended the Credit Agreement to extend the maturity date to June 30, 1997. The Partnership paid $350,000 in amendment fees in connection with this amendment which were recorded as debt issuance costs. Loans under the Credit Agreement bear interest, with the base rate being at the partnership's election at the Toronto Dominion's (the agent bank) prime rate of interest, Eurodollar or certificates of deposit rate, plus a certain spread. The applicable spreads are based on the ratio of debt to annualized operating cash flow. At December 31, 1996 and 1995, the interest rates ranged from 6.81% to 8.50% and 7.38% to 9.00%, respectively. The weighted average interest rates and borrowings for 1996, 1995 and 1994 were 7.29%, 7.99% and 6.68%, and approximately $38,889,000,
$43,163,000 and $44,700,000, respectively. Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive of which requires the maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 4.5 to 1. Borrowings under the Credit Agreement are collateralized by the assets of the Partnership. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. As this debt instrument bears interest at current market rates, its carrying amount approximates fair market value at December 31, 1996 and 1995.

The Partnership has prepared projections of quarterly operating results for 1997 which demonstrate that the Partnership will be in compliance with its financial covenants throughout the year. Such projections are dependent, however, on sustained subscriber growth and the maintenance of current operating margins. If current levels of subscriber growth and operating margins are not maintained, the Partnership could be forced to renegotiate the terms of the Credit Agreement or to seek alternative sources of financing.

7. RELATED-PARTY TRANSACTIONS:

During 1994, Cencom Cable Associates assigned management services under contract with the Partnership to the General Partner. The management service contract provides for the payment of fees equal to 5% of the Partnership's annual gross operating revenue. Expenses recorded under this contract by the Partnership during 1996, 1995 and 1994 were $905,071, $852,319 and $812,896, respectively. Up to 50% of the management fee payment is subordinated to certain quarterly distributions to the Limited Partners. Since assumption of the responsibilities under the contract, the General Partner has elected to defer payment of all such management fees. Management fees of $3,614,258 and $2,709,187 have been deferred and are included in Payables to General Partner and Affiliates at December 31, 1996 and 1995, respectively. In addition to the management fees, the Partnership reimburses the General Partner for expenses incurred on behalf of the Partnership for performance of services under the contract.

The Partnership has a noninterest-bearing promissory note receivable due on demand from the General Partner which represents one-half of its required capital contribution.

The Partnership and all entities affiliated with Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. the Partnership is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. During 1996 and 1995, the Partnership expensed approximately $150,700 and $143,328, respectively, relating to insurance allocations.

Affiliated entities maintain several regional offices. The regional offices perform certain operational services on behalf of the Partnership and other affiliated entities. The cost of these services is allocated to the Partnership based on its number of subscribers. During 1996, 1995 and 1994, the Partnership expensed approximately $189,000, $175,000 and $205,000, respectively, relating to this allocation.

8. COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under these leases during 1996, 1995 and 1994 was approximately $99,200, $96,000 and $80,000, respectively.

Future minimum lease payments are as follows:


      1997                                                  $27,000
      1998                                                   24,000
      1999                                                   22,000
      2000                                                   10,000
      2001                                                    7,000
      Thereafter                                              1,000


The Partnership rents utility poles in its operations. Generally, pole rental agreements are short term, but the Partnership anticipates that such rentals will continue to recur. Rent expense for pole attachments during 1996, 1995 and 1994 was approximately $317,000, $227,000 and $350,000, respectively.

Insurance Coverage

The Partnership currently does not have and does not in the near term anticipate having property and casualty insurance on its underground distribution plant. Due to large claims incurred by the property and casualty insurance industry, the pricing of insurance coverage has become inflated to the point where, in the judgment of the Partnership's management, the price is too high for the coverage extended. Management believes that its experience with such insurance coverage is consistent with general industry practice. The Partnership's management will continue to monitor the insurance markets to attempt to obtain coverage for the Partnership's distribution plant at reasonable rates.

Litigation

The Partnership is a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's financial position or results of operations.

9. RATE REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992.
The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided that the local franchising authority becomes certified to regulate basic service units. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

While management believes that the Partnership has complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if the Partnership is unable to justify its rates through a benchmark or cost-of-service filing or small system cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Partnership.

The 1992 Cable Act modified the franchise renewal process to make it easier for a franchising authority to deny renewal. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of the franchise agreement. Although management believes that the Partnership has generally met the terms of its franchise agreements and has provided quality levels of service and anticipates the Partnership's future franchise renewal prospects generally will be favorable, there can be no assurance that any such franchises will be renewed or, if renewed, that the franchising authority will not impose more onerous requirements on the Partnership than previously existed.

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act") which alters federal, state, and local laws and regulations pertaining to cable television, telecommunications, and other services. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by the Partnership. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule-makings to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule-makings or litigation or the substantive effect of the new legislation and the rule-makings on the financial position or results of operations of the Partnership.

10. 401(k) PLAN:

In 1994, the Partnership adopted the Charter Communications, Inc. 401(k) Plan (the "Plan") for the benefit of its employees. All employees who have completed one year of employment are eligible to participate in the Plan. The Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributes an amount equal to 50% of the first 5% contributed by each employee. During 1996, 1995 and 1994, the Partnership contributed approximately $26,200, $26,500 and $40,900, respectively.

11. NET LOSS FOR INCOME TAX PURPOSES:

The following reconciliation summarizes the differences between the Partnership's net loss for financial reporting purposes and net loss for federal income tax purposes for the years ended December 31:


                                                         1996              1995               1994
                                                     -----------       ------------       ------------
     Net loss for financial reporting purposes       $(1,447,153)      $ (2,292,563)      $ (5,256,210)
     Depreciation differences between
       financial reporting and tax reporting           1,728,352            751,650            (91,608)
     Equity in loss of unconsolidated Limited
       Partnership differences between
       financial reporting and tax reporting          (2,853,381)        (3,417,920)        (4,564,540)
     Differences in expenses recorded for
       financial reporting and for tax purposes          224,167           (364,558)           584,764
     Differences in revenue reported for
       financial reporting and tax reporting              (3,100)            27,904                  -
     Other                                                 4,144             45,361            (19,489)
                                                     -----------       ------------       ------------
     Net loss for federal income tax purposes        $(2,346,971)      $ (5,250,126)      $ (9,347,083)
                                                     ===========       ============       ============
     Net loss per Limited Partnership unit
       for federal income tax purposes               $    (25.82)      $     (57.17)      $    (101.78)
                                                     ===========       ============       ============

The following summarizes the significant temporary differences between the Partnership's financial reporting basis and federal income tax reporting basis as of December 31:

                                                                            1996               1995
                                                                       ------------       ------------
     Assets:
       Accounts receivable                                             $     34,763       $     31,463
       Accrued expenses                                                     877,869            657,002
       Deferred revenue                                                      24,803             27,904
                                                                       ------------       ------------
                                                                       $    937,435       $    716,369
                                                                       ============       ============
     Liabilities:
       Property, plant and equipment                                   $(12,250,944)      $(13,979,613)
       Investment in unconsolidated Limited Partnership                  (3,178,842)        (8,864,469)
                                                                       ------------       ------------
                                                                       $(15,429,786)      $(22,844,082)
                                                                       ============       ============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cencom Partners, L.P.:


We have audited the accompanying balance sheets of Cencom Partners, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, Cencom Cable Income Partners II, L.P., an affiliate who owns 84.03% of the Limited Partner units, is in the process of dissolving its Partnership. In connection with this process, the assets of Cencom Partners, L.P. will be liquidated, in accordance with the provisions of the Partnership Agreement.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cencom Partners, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
     February 21, 1997

                             CENCOM PARTNERS, L.P.


                  BALANCE SHEETS - DECEMBER 31, 1996 AND 1995



                                                                               1996                1995
                                                                            -----------        -----------
                                                  ASSETS
                                                 -------
CURRENT ASSETS:
 Cash and cash equivalents                                                  $    543,299       $    412,532
 Accounts receivable, net of allowance for doubtful accounts of
  $25,788 and $21,651, respectively                                              172,642            140,541
Insurance receivables                                                            313,290                  -
Prepaid expenses and other                                                        29,217            106,853
                                                                            ------------       ------------
        Total current assets                                                   1,058,448            659,926
                                                                            ------------       ------------
PROPERTY, PLANT AND EQUIPMENT                                                 16,895,746         18,045,408

FRANCHISE COSTS, net of accumulated amortization of $21,960,618 and
 $19,648,414, respectively                                                     5,148,026          7,460,235
SUBSCRIBER LISTS, net of accumulated amortization of $9,472,652 and
 $8,015,285, respectively                                                        728,619          2,185,986
DEBT ISSUANCE COSTS, net of accumulated amortization of $- and
 $38,030, respectively                                                           199,800            131,715
                                                                            ------------       ------------
                                                                            $ 24,030,639       $ 28,483,270
                                                                            ============       ============

                                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                                -------------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt                                       $ 34,957,500       $ 34,957,500
 Accounts payable and accrued expenses                                         1,358,434          1,635,873
 Payables to General Partner and affiliates                                    3,358,684          2,743,225
 Subscriber deposits                                                              52,531             64,436
                                                                            ------------       ------------
        Total current liabilities                                             39,727,149         39,401,034
                                                                            ------------       ------------
DEFERRED REVENUE                                                                 174,791            196,640
                                                                            ------------       ------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
 General Partner                                                                (268,880)          (197,051)
 Limited Partners (293 units authorized, issued and outstanding)             (17,602,421)       (12,917,353)
 Special Limited Partner (20 units authorized, issued and outstanding)         2,000,000          2,000,000
                                                                            ------------       ------------
        Total Partners' capital (deficit)                                    (15,871,301)       (11,114,404)
                                                                            ------------       ------------
                                                                            $ 24,030,639       $ 28,483,270
                                                                            ============       ============

      The accompanying notes are an integral part of these balance sheets.

                             CENCOM PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                               1996               1995               1994
                                            ------------       ------------       ------------
SERVICE REVENUES:
 Basic service                              $ 10,176,306       $  9,418,509       $  8,899,173
 Premium service                               1,792,082          1,828,882          1,761,006
 Other                                         1,779,836          1,608,172          1,415,678
                                            ------------       ------------       ------------
                                              13,748,224         12,855,563         12,075,857
OPERATING EXPENSES:
 Operating costs                               5,841,053          5,394,026          4,843,805
 General and administrative                    1,187,267          1,141,985          1,262,442
 Liquidation costs                               243,154            115,910                  -
 Depreciation and amortization                 7,565,531          8,581,137         10,413,352
 Management fees - related party                 687,371            642,785            603,793
                                            ------------       ------------       ------------
                                              15,524,376         15,875,843         17,123,392
                                            ------------       ------------       ------------
        Loss from operations                  (1,776,152)        (3,020,280)        (5,047,535)
                                            ------------       ------------       ------------
OTHER INCOME (EXPENSE):
 Interest income                                  37,089             29,469             18,030
 Interest expense                             (2,634,834)        (2,844,938)        (2,395,607)
 Loss from Hurricane Fran                       (383,000)                 -                  -
                                            ------------       ------------       -------------
                                              (2,980,745)        (2,815,469)        (2,377,577)
                                            ------------       ------------       ------------
 Net loss                                   $ (4,756,897)      $ (5,835,749)      $ (7,425,112)
                                            ============       ============       ============
NET LOSS PER LIMITED PARTNERSHIP UNIT       $    (15,990)      $    (19,616)      $    (24,959)
                                            ============       ============       ============

        The accompanying notes are an integral part of these statements.

                             CENCOM PARTNERS, L.P.


                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                         Special
                                     General           Limited           Limited
                                     Partner           Partners          Partner            Total
                                   ------------     --------------     -----------      -------------
BALANCE, December 31, 1993          $    3,188       $    143,269      $ 2,000,000      $  2,146,457
 Net loss                             (112,119)        (7,312,993)               -        (7,425,112)
                                    ----------       ------------      -----------      ------------
BALANCE, December 31, 1994            (108,931)        (7,169,724)       2,000,000        (5,278,655)
 Net loss                              (88,120)        (5,747,629)               -        (5,835,749)
                                    ----------       ------------      -----------      ------------
BALANCE, December 31, 1995            (197,051)       (12,917,353)       2,000,000       (11,114,404)
 Net loss                              (71,829)        (4,685,068)               -        (4,756,897)
                                    ----------       ------------      -----------      ------------
BALANCE, December 31, 1996          $ (268,880)      $(17,602,421)     $ 2,000,000      $(15,871,301)
                                    ==========       ============      ===========      ============

        The accompanying notes are an integral part of these statements.

                             CENCOM PARTNERS, L.P.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                          1996             1995               1994
                                                      ------------     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(4,756,897)     $(5,835,749)       $(7,425,112)
 Adjustments to reconcile net loss to net
  cash provided by operating activities-
    Depreciation and amortization                       7,565,531        8,581,137         10,413,352
    Changes in assets and liabilities-
     Accounts receivable, net                             (32,101)          69,822            (65,112)
     Other receivables                                   (313,290)               -                  -
     Prepaid expenses and other                            77,636           15,235            (52,682)
     Accounts payable and accrued expenses               (277,439)         164,801           (154,306)
     Payables to General Partner and affiliates           615,459        1,177,072            575,355
     Subscriber deposits                                  (11,905)          (5,876)            (7,960)
     Deferred revenue                                     (21,849)         196,640                  -
                                                      -----------      -----------        -----------
      Net cash provided by operating activities         2,845,145        4,363,082          3,283,535
                                                      -----------      -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment            (2,427,274)      (1,973,566)        (2,449,847)
                                                      -----------      -----------        -----------
      Net cash used in investing activities            (2,427,274)      (1,973,566)        (2,449,847)
                                                      -----------      -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                                     -       (2,381,850)        (1,370,650)
 Debt issuance costs                                     (287,104)         (67,562)          (102,186)
                                                      -----------      -----------        -----------
      Net cash used in financing activities              (287,104)      (2,449,412)        (1,472,836)
                                                      -----------      -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                              130,767          (59,896)          (639,148)
CASH AND CASH EQUIVALENTS, beginning of year              412,532          472,428          1,111,576
                                                      -----------      -----------        -----------
CASH AND CASH EQUIVALENTS, end of year                $   543,299      $   412,532        $   472,428
                                                      ===========      ===========        ===========
CASH PAID FOR INTEREST                                $ 2,981,421      $ 2,653,014        $ 2,529,475
                                                      ===========      ===========        ===========

        The accompanying notes are an integral part of these statements.

                             CENCOM PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS


                           DECEMBER 31, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Cencom Partners, L.P., a Delaware limited partnership (the "Partnership"), was formed on January 30, 1990, for the purpose of acquiring and operating existing cable television systems. The Partnership commenced operations effective March 1990, through the acquisition of a cable television system in South Carolina. The Partnership will terminate no later than June 30, 2001, as provided in the partnership agreement (the "Partnership Agreement"). CC III Holdings, Inc. (CC III Holdings) acquired the common stock of Cencom Properties, Inc. (Cencom Properties) from Cencom Cable Associates, Inc. (presently doing business as Cencom Cable Entertainment, Inc. and referred to as "Cencom Cable Associates" herein) in September 1994. CC III Holdings is a wholly owned subsidiary of Charter Communications, Inc. (Charter). Cencom Cable Income Partners II, L.P. (CCIP II), an affiliate, owns 84.03% of the Limited Partner units.

As of December 31, 1996, the Partnership provided cable television service to approximately 22 franchises serving approximately 36,200 basic subscribers in North Carolina, South Carolina and Texas.

Cash Equivalents

Cash equivalents consist primarily of repurchase agreements with original maturities of 90 days or less. These investments are carried at cost, which approximates market value. The Partnership is subject to loss for amounts invested in repurchase agreements in the event of nonperformance by the financial institution, which acts as the counterparty under such agreements; however, such noncompliance is not anticipated.

Revenue Recognition

Cable service revenues are recognized when the related services are provided.

Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the average estimated period that customers are expected to remain connected to the cable television system.

Franchise fees collected from cable subscribers and paid to local franchises are reported as revenues.

Depreciation and Amortization

The Partnership provides depreciation using the composite method on a straight-line basis over the estimated useful lives of the related property, plant and equipment as follows:


          Trunk and distribution systems           10 years
          Subscriber installations                 10 years
          Buildings and headends                 9-20 years
          Converters                              3-5 years
          Vehicles and equipment                  4-8 years
          Office equipment                       5-10 years

Franchise costs are being amortized using the straight-line method over the term of the individual franchise agreements. Subscriber lists are being amortized using the straight-line method over seven years. Debt issuance costs are being amortized over the term of the debt.

During 1995, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121 entitled, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, the Partnership periodically reviews the carrying value of its long-lived assets, identifiable intangibles and franchise costs in relation to historical financial results, current business conditions and trends (including the impact of existing legislation and regulation) to identify potential situations in which the carrying value of such assets may not be recoverable. If a review indicates that the carrying value of such assets may not be recoverable, the carrying value of such assets in excess of their fair value would be recorded as a reduction of the assets' cost as if a permanent impairment has occurred. No impairments have occurred and no adjustments to the financial statements of the Partnership have been recorded related to SFAS No. 121.

Liquidation Costs

Certain liquidation costs which are not directly attributed to the Partnership (i.e., accounting, legal, etc.) have been allocated between the Partnership and CPLP based upon the number of total basic subscribers.

Income Taxes

Income taxes are the responsibility of the partners and as such are not provided in the accompanying financial statements.

Net Loss Per Limited Partnership Unit

The net loss per Limited Partnership unit has been calculated based on 293 weighted average Limited Partnership units outstanding in each year. In accordance with the Partnership Agreement, no losses have been allocated to the Special Limited Partner units.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. LIQUIDATION, DISTRIBUTIONS AND ALLOCATIONS:

The Partnership is comprised of the General Partner, 293 Limited Partnership units and 20 Special Limited Partnership units. Under terms of the Partnership Agreement, allocation of Partnership profits is as follows: (i) to partners with deficit capital balances, until such deficits are reduced to zero; (ii) to the Special Limited Partner, until its account has been allocated all unrecovered preference return amounts, as defined in the Agreement; and (iii) to the General Partner and Limited Partners in proportion to their capital contributions.

Partnership losses are allocated among the General Partner and Limited Partners in proportion to their capital contributions. Any distributions made by the Partnership are to be made as follows: (i) to all partners to the extent of any tax liabilities; (ii) to the Special Limited Partner to the extent of any unpaid preference returns as defined in the Partnership Agreement; and (iii) to the General Partner and Limited

Partners in proportion to their capital contributions. The Special Limited Partner's preference return is equal to its adjusted capital balance, as defined, plus an amount equal to 15% per annum, compounded quarterly, on such amount through June 30, 1993. Thereafter, the preference return shall increase to 18% per annum, compounded quarterly in accordance with the Partnership Agreement. The accreted balance of the Special Limited Partner units is $5,765,303 at December 31, 1996.

Liquidation of the Partnership

CCIP II's partnership agreement provides for the dissolution of CCIP II on or before December 31, 1995. The general partner of CCIP II is in the process of a complete and orderly dissolution of CCIP II.

Concurrent with the disposition of CCIP II's assets, including its entire ownership interest in the Partnership, the Partnership has sought to dispose of its assets through the sale of its cable television systems to facilitate the liquidation of CCIP II. Additionally, the asset sale is being effected to satisfy the requirements by the Partnership's senior bank lenders that the credit facility be repaid.

To dispose of the assets of the Partnership, the General Partner obtained appraisals as of March 31, 1995, from Daniels & Associates ("Daniels") and Western Cablesystems, Inc., who jointly reached a valuation of $60,900,000 for all of the Partnership systems. Thereafter, Daniels was retained to market the Partnership systems using an auction process. As a result of the auction process, the General Partner has executed final sale agreements with two affiliated entities of CCIP II for the Partnership's South Carolina and North Carolina Systems for an aggregate price of $52,450,000. The accepted bids represent approximately 83% of the Partnership's basic subscribers as of December 31, 1996. The affiliates of the General Partner have reached agreements with their principal lenders regarding the proposed terms of their financing. The bids submitted for the Partnership's Texas Systems were below the appraised fair market value and have not been accepted. The Partnership intends to continue to operate its Texas Systems until an acceptable bid is received.

Following the Partnership's proposed sales of some or all of the Partnership's systems, it will use the available sale proceeds to pay outstanding indebtedness and expenses (including the payment of accrued and unpaid management fees (which were $2,896,163 as of December 31, 1996) to the General Partner and repayment of its senior bank credit facility), with any remaining proceeds to be distributed in accordance with the terms of the Partnership Agreement, which will include distributions to CCIP II in its capacity as a Limited Partner of the Partnership.

Upon finalization of a plan of liquidation and the determination of sales price, the Partnership will change its basis of accounting from the going-concern basis to the liquidation basis. Under the liquidation basis of accounting, assets are recorded at their estimated realizable values and liabilities are recorded at their estimated settlement amounts.

3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and consists of the following at December 31:


                                              1996               1995
                                          ------------       ------------
Trunk and distribution systems            $ 21,851,645       $ 20,716,319
Subscriber installations                     7,455,295          6,584,628
Land, buildings and headends                 3,704,136          3,604,544
Converters                                   2,748,418          2,499,502
Vehicles and equipment                         917,817            895,168
Office equipment                               431,770            411,629
                                          ------------       ------------
                                            37,109,081         34,711,790
Less-  Accumulated depreciation            (20,213,335)       (16,666,382)
                                          ------------       ------------
                                          $ 16,895,746       $ 18,045,408
                                          ============       ============




4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:


                                                  1996            1995
                                               -----------     -----------
Accrued interest                               $         -     $   346,587
Salaries and related benefits                       76,122          65,409
Property taxes                                      69,338         158,079
Professional fees                                  174,000          66,000
Franchise fees                                     260,464         226,246
Programming expenses                               281,477         259,920
Capital expenditures                               296,922         138,831
Other                                              200,111         374,801
                                               -----------     -----------
                                               $ 1,358,434     $ 1,635,873
                                               ===========     ===========


5. LONG-TERM DEBT:

The Partnership maintains a credit agreement (the "Credit Agreement") in the form of a term loan with a consortium of banks. At December 31, 1996 and 1995, $34,957,500 was outstanding related to the Credit Agreement. There is no additional available borrowings for the Partnership in excess of the balance outstanding. Loans under the Credit Agreement bear interest, with the base rate being at the Partnership's election at the Toronto Dominion's (the agent bank) prime rate of interest, the Eurodollar and certificates of deposit, plus a certain spread. At December 31, 1996, the interest rate was 7.31% and at December 31, 1995, the interest rates ranged from 7.38% to 8.18%. The weighted average interest rate and borrowings for 1996, 1995 and 1994 were 7.54%, 7.81% and 6.08% and approximately $34,957,500, $36,439,000 and $38,062,000, respectively. Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive of which requires maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 5.25 to 1 at December 31, 1996. At December 31, 1995, the Partnership was not in compliance with its capital expenditure covenant contained in the Credit

Agreement. Pursuant to an amendment to the Credit Agreement, dated March 1996, the Partnership received a waiver for such noncompliance. In addition, the amendment changed the maturity date for all principal amounts and other obligations then outstanding to be due and payable on December 31, 1996. Amendment fees of $87,304 were paid related to this amendment and were expensed during the year. On December 31, 1996, the Partnership and the banks amended the Credit Agreement to extend the maturity date to June 30, 1997. Additional amendment fees of $199,800 were paid in connection with this amendment and were recorded as debt issuance costs. During the years ended December 31, 1996 and 1995, the Partnership incurred costs totaling $287,104 and $67,562, respectively, relating to the amendment of certain covenants contained in the Credit Agreement. Borrowings under the Credit Agreement are collateralized by the assets of the Partnership. As this debt instrument bears interest at current market rates, its carrying amount approximates fair market value at December 31, 1996 and 1995.

6. RELATED-PARTY TRANSACTIONS:

During 1994, Cencom Cable Associates assigned management services under contract with the Partnership to the General Partner. The management service provides for the payment of fees equal to 5% of the Partnership's gross operating revenues. The Partnership was allowed to defer 60% of all such fees through December 31, 1995. Since the assumption of the responsibilities under the contract, the General Partner has elected to defer payment of all such management fees. Expenses recognized by the Partnership under this contract during 1996, 1995 and 1994 were $687,371, $642,785 and $603,793, respectively.
Management fees payable of $2,896,163 and $2,208,792 are included in Payables to General Partner and Affiliates at December 31, 1996 and 1995, respectively. In addition to the management fees, the Partnership reimburses the General Partner for expenses incurred on behalf of the Partnership for performance of services under the contract.

Included in the payables to General Partner and Affiliates is $500,000 related to a refundable deposit toward the purchase of the Abbeville System. The amount will be refunded to Charter Communications II, L.P. (CC II) if the sale is not consummated or applied to CC II's purchase of the Abbeville System.

The Partnership and all entities affiliated with Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Partnership is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. During 1996 and 1995, the Partnership expensed approximately $144,600 and $149,400, respectively, relating to insurance allocations.

Affiliated entities maintain several regional offices. The regional offices perform certain operational services on behalf of the Partnership and other affiliated entities. Generally, the costs of these services are allocated to the Partnership based on the number of subscribers. During 1996 and 1995, certain costs which should have been allocated to the Partnership were borne by Charter on behalf of the Partnership. Charter is not obligated to make such payments in the future. The amount of the costs which were paid by Charter during 1996 and 1995 was approximately $122,000 and $125,000, respectively.

7. COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under these leases during 1996, 1995 and 1994 was approximately $64,000, $64,000 and $61,000, respectively.

Future minimum lease payments are as follows:


         1997                                               $38,000
         1998                                                25,000
         1999                                                25,000
         2000                                                 9,000
         2001                                                 3,000
         Thereafter                                          14,000

The Partnership rents utility poles in its operations. Generally, pole rental agreements are short term, but the Partnership anticipates that such rentals will recur. Rent expense for pole attachments during 1996, 1995 and 1994 was approximately $220,000, $153,000 and $185,000, respectively.

Insurance Coverage

The Partnership currently does not have and does not in the near term anticipate having property and casualty insurance on its underground distribution plant. Due to large claims incurred by the property and casualty insurance industry, the pricing of insurance coverage has become inflated to the point where, in the judgment of the Partnership's management, the price is too high for the coverage extended. Management believes that its experience and policy with such insurance coverage is consistent with general industry practice. The Partnership's management will continue to monitor the insurance markets to attempt to obtain coverage for the Partnership's distribution plant at reasonable rates.

Litigation

The Partnership is a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's financial position or results of operations.

8. RATE REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992.
The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided the local franchising authority becomes certified to regulate basic service rates. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

While management believes that the Partnership has complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if the Partnership is unable to justify its rates through a benchmark or cost-of-service filing or small system cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Partnership.

The 1992 Cable Act modified the franchise renewal process to make it easier for a franchising authority to deny renewal. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of the franchise agreements. Although management believes that the Partnership has generally met the terms of its franchise agreements and has provided quality levels of service and anticipates the Partnership's future franchise renewal prospects generally will be favorable, there can be no assurance that any such franchises will be renewed or, if renewed, that the franchising authority will not impose more onerous requirements on the Partnership than previously existed.

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act") which alters federal, state, and local laws and regulations pertaining to cable television, telecommunications, and other services. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by the Partnership. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule-makings to be undertaken by the FCC which will interpret and implement the Telecommunication Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule-makings or litigation or the substantive effect of the new legislation and the rule-makings on the financial position or results of operations of the Partnership.

9. 401(k) PLAN:

In 1994, the Partnership adopted the Charter Communications, Inc. 401(k) Plan (the "Plan") for the benefit of its employees. All employees who have completed one year of employment are eligible to participate in the Plan. The Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributes an amount equal to 50% of the first 5% contributed by each employee. During 1996 and 1995, the Partnership contributed approximately $20,500 and $22,100, respectively.

10. NET LOSS FOR INCOME TAX PURPOSES:

The following reconciliation summarizes the differences between the Partnership's net loss for financial reporting purposes and net loss for federal income tax purposes for the years ended December 31:


                                                                  1996             1995             1994
                                                              -----------      -----------      ------------
Net loss for financial reporting purposes                     $ (4,756,897)    $ (5,835,749)    $ (7,425,112)
Depreciation differences between
  financial reporting and tax reporting                           (302,210)        (299,122)        (621,340)
Amortization differences between
  financial reporting and tax reporting                          1,501,067        1,857,724        2,243,924
Differences in expenses recorded for
  financial reporting and tax reporting                            181,261            7,973           89,320
Differences in revenue reported
  financial reporting and tax reporting                            (21,849)         196,640                -
Other                                                                2,959            5,034           (8,762)
                                                              ------------     ------------     ------------
Net loss for federal income tax purposes                      $ (3,395,669)    $ (4,067,500)    $ (5,721,970)
                                                              ============     ============     ============
Net loss per Limited Partnership unit
for federal income tax purposes                               $    (11,414)    $    (13,672)    $    (19,236)
                                                              ============     ============     ============

The following summarizes the significant temporary differences between the Partnership's financial reporting basis and federal income tax reporting basis as of December 31:


                                                                                 1996                1995
                                                                             -------------       -------------
Assets:
  Accounts receivable                                                        $      25,788      $      21,651
  Franchise costs and other assets                                              11,938,514         10,437,405
  Accrued expenses                                                                 597,057            419,932
  Deferred revenue                                                                 174,791            196,640
                                                                             -------------      -------------
                                                                             $  12,736,150      $  11,075,628
                                                                             =============      =============
Liabilities-  Property and equipment                                         $ (10,048,954)     $  (9,748,924)
                                                                             =============      =============

11. INSURANCE SETTLEMENT:

In September 1996, Hurricane Fran caused damage to certain of the Partnership's North Carolina system. The estimated total damage to the system was approximately $955,000. As of December 31 the Partnership has incurred approximately $855,000 in repairs. The Partnership received an insurance advance of approximately $150,000 during 1996 and expects settlement in 1997. In addition, the Partnership recorded a $383,000 nonoperating loss for its portion of the insurance deductible.

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                                 EXHIBIT INDEX


Exhibit
Number                       Description                                  Page
-------                  --------------------                             ----
 3(a)    Agreement of Limited Partnership, filed as Exhibit 3(b) to        N/A
         the Registrant's Registration Statement on Form S-1
         (Registration No. 33-17174), incorporated herein by this reference.

 3(b)    Amended and Restated Agreement of Limited Partnership,            N/A
         filed as Exhibit 3(c) to the Registrant's Registration
         Statement on Form S-1 (Registration No. 33-17174), incorporated herein by this reference.

 10(a)   Management Agreement between the Registrant and the               N/A
         Management Company filed as Exhibit 10(a) to the Registrant's Registration Statement on Form S-1
         (Registration No. 33-17174), incorporated herein by this reference.

 10(j)   Agreement of Limited Partnership of Cencom Partners,              N/A
         L.P., dated January 30, 1990, by and between the Registrant and Cencom Cable Associates, Inc., filed as Exhibit 10(j) to the Registrant's Form 10-K for the year ended December 31, 1990, incorporated herein by this reference.

 10(k)   Loan Agreement, dated June 29, 1990, between the                  N/A
         Registrant and the Toronto-Dominion Bank, filed as
         Exhibit 10(k) to the Registrant's Form 10-K for the year ended December 31, 1990, incorporated herein by reference (the "1990 Loan Agreement").

 10(l)   First Amendment,  dated December 11, 1990, to the 1990            N/A
         Loan Agreement, filed as Exhibit 10(l) to the Registrant's Form 10-K for the year ended December 31,
         1993, incorporated herein by reference.

 10(m)   Second Amendment dated May 10, 1993, to the 1990 Loan             N/A
         Agreement, filed as Exhibit 10(m) to the Registrant's
         Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

 10(p)   Third Amendment, dated June 30, 1994, to the 1990 Loan            N/A
         Agreement, filed as Exhibit 10(p) to the Registrant's
         Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

 10(q)   Fourth Amendment, dated July 15, 1994, to the 1990                N/A
         Loan Agreement, filed as Exhibit 10(q) to the Registrant's
         Form 10-K for the year ended December 31, 1994, incorporated herein by reference.
                                                                           N/A
 10(r)   Assignment of  shares of common stock of the General
         Partner, dated July 15, 1994, filed as Exhibit 10(r) to the Registrant's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

 10(s)   Assignment of the Management Agreement, dated  July 15,           N/A
         1994, between the General Partner and Cencom Cable
         Associates, Inc., filed as Exhibit 10(s) to the Registrant's Form 10-K for the year ended December 31,
         1994, incorporated herein by reference.

Exhibit
Number                       Description                                  Page
-------                  --------------------                             ----
 10(t)   Transfer of Limited Partnership Interest in the                   N/A
         Registrant, dated January 18, 1995, filed as
         Exhibit 10(t) to the Registrant's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

 10(u)   Assignment of Limited Partnership Interest in Cencom              N/A
         Partners, L.P., dated January 18, 1995, filed as
         Exhibit 10(u) to the Registrant's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

 10(v)   Fifth Amendment dated December 29, 1995, to the 1990              N/A
         Loan Agreement, filed as Exhibit 10(v) to the Registrant's Form 10-K for the year ended December 31,
         1995, incorporated herein by reference.

 10(w)   Sixth Amendment dated December 31, 1996, to the 1990
         Loan Agreement, filed herewith.