Form 10-Q
period 1997-03-31
CENCOM CABLE INCOME PARTNERS II L P
filed 1997-05-15
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              --------------------


                                   FORM 10-Q


(Mark one)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997


                                      OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from                  to
                                 ----------------     ----------------
Commission File Number 33-17174
                       -------------

                     CENCOM CABLE INCOME PARTNERS II, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                    43-1456575
   -------------------------------                       ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                   63131
   ----------------------------------------              -----
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                    CENCOM CABLE INCOME PARTNERS II, L.P.
                    -------------------------------------
               FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1997
               ------------------------------------------------
                                    INDEX
                                    -----

                                                                                                   Page
                                                                                                   ----
Part I.  Financial Information
         Item 1.  Financial Statements
                  a. Balance Sheets - March 31, 1997 and December 31, 1996                           3
                  b. Statements of Operations - Three Months Ended                                   4
                  c. Statement of Partners' Capital (Deficit) - Three Months Ended
                     March 31, 1997                                                                  5
                  d. Statements of Cash flows - Three Months Ended March 31, 1997 and 1996           6
                  e. Notes to Financial Statements                                                   7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                              9

Part II. Other Information


         Item 1.  Legal Proceedings                                                                 13

         Item 2.  Change in Securities - None                                                        -

         Item 3.  Defaults upon Senior Securities - None                                             -

         Item 4.  Submission of Matters to a Vote of Security Holders                               13

         Item 5.  Other Information - None                                                           -

         Item 6.  Exhibits and Reports on Form 8-K                                                  13

         Signature Page                                                                             14

                     CENCOM CABLE INCOME PARTNERS II, L.P.
                     -------------------------------------

                                 BALANCE SHEETS
                                 --------------
                                  (Unaudited)


                                                                          March 31,           December 31,
                                                                            1997                  1996
                                                                         --------------     --------------
                                                  ASSETS
                                                  ------
CURRENT ASSETS:
  Cash and cash equivalents                                              $     360,057      $     531,285
  Accounts receivable, net                                                     200,247            222,708
  Prepaid expenses and other                                                   138,824             78,705
                                                                         --------------     --------------
     Total current assets                                                      699,128            832,698

PROPERTY AND EQUIPMENT, NET                                                 15,827,334         18,938,808

FRANCHISE COSTS, net of accumulated amortization of $10,740,198 and
 $22,383,464, respectively                                                     411,919            724,004

DEBT ISSUANCE COSTS, net of accumulated amortization of $187,500 and
 $-0-, respectively                                                            162,500            350,000

RESTRICTED FUNDS HELD IN ESCROW                                                750,000                ---
                                                                         --------------     --------------
                                                                         $  17,850,881      $  20,845,510
                                                                         ==============     ==============


                               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                               -------------------------------------------


CURRENT LIABILITIES:
  Current maturities of long-term debt                                   $  21,718,122      $  36,700,000
  Accounts payable and accrued expenses                                      1,925,469          2,397,674
  Payables to General Partner and affiliate                                  3,791,641          3,532,580
  Subscriber deposits                                                           16,837             18,460
                                                                         --------------     --------------
     Total current liabilities                                              27,452,069         42,648,714
                                                                         --------------     --------------
DEFERRED REVENUE                                                                20,522             24,803
                                                                         --------------     --------------
PARTNERS' CAPITAL (DEFICIT):
  General Partner                                                           (1,193,193)        (2,828,374)
  Limited Partners (250,000 units authorized; 90,915 units issued and
   outstanding)                                                             (7,969,350)       (18,540,466)
  Note receivable from General Partner                                        (459,167)          (459,167)
                                                                         --------------     --------------
     Total Partners' capital (deficit)                                      (9,621,710)       (21,828,007)
                                                                         --------------     --------------
                                                                         $  17,850,881      $  20,845,510
                                                                         ==============     ==============


      The accompanying notes are an integral part of these balance sheets.

                     CENCOM CABLE INCOME PARTNERS II, L.P.
                     -------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------
                                  (Unaudited)




                                                                    1997                    1996
                                                               --------------         --------------
SERVICE REVENUES                                               $   4,622,978         $     4,361,221
                                                               --------------         --------------
OPERATING EXPENSES:
  Operating, general and administrative                            2,600,186               2,523,518
  Depreciation and amortization                                    1,372,243               1,388,735
  Liquidation costs                                                  203,685                 ---
                                                               --------------         --------------
                                                                   4,176,114               3,912,253
                                                               --------------         --------------
         Income from operations                                      446,864                 448,968
                                                               --------------         --------------
OTHER INCOME (EXPENSE):
  Interest income                                                     11,854                   7,385
  Interest expense                                                  (819,841)               (703,416)
  Equity in loss of unconsolidated limited partnership                 ---                      ---
  Gain on sale of cable television systems                        12,567,420                    ---
                                                               -------------          --------------
                                                                  11,759,433                (696,031)
                                                               -------------          --------------
         Net income (loss)                                     $  12,206,297          $     (247,063)
                                                               =============          ===============
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                 $      132.92          $        (2.69)
                                                               =============          ===============
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
 OUTSTANDING                                                          90,915                  90,915
                                                               =============          ===============

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.
                     -------------------------------------

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                    ----------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                   -----------------------------------------
                                  (Unaudited)



                                                                                          Note
                                                                                       Receivable
                                                                                          From
                                              General          Limited                   General
                                              Partner          Partners                  Partner             Total
                                          --------------     --------------           ------------        ------------
BALANCE, December 31, 1996                $   (2,828,374)     $(18,540,466)           $ (459,167)         $(21,828,007)

 Net loss prior to the gain on sale of
    cable television systems                      (3,611)         (357,512)               ---                 (361,123)
 Gain on sale of cable television systems      1,638,792        10,928,628                ---               12,567,420
                                          ---------------     -------------           ------------        ------------
BALANCE, March 31, 1997                   $   (1,193,193)     $ (7,969,350)           $ (459,167)         $ (9,621,710)
                                          ===============     =============           ============        ============

         The accompanying notes are an integral part of this statement.

                     CENCOM CABLE INCOME PARTNERS II, L.P.
                     -------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------
                                  (Unaudited)



                                                                           1997               1996
                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                    $   12,206,297   $     (247,063)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities-
  Depreciation and amortization                                            1,372,243        1,388,735
  Amortization of debt issuance costs                                        187,500          ---
  Gain on sale of cable television systems                               (12,567,420)         ---
  Changes in assets and liabilities, net of effects from sale of cable television systems
    Accounts receivable, net                                                  (1,754)          13,496
    Prepaid expenses and other                                               (95,566)        (195,230)
    Accounts payable and accrued expenses                                   (427,195)        (280,754)
    Payables to General Partner and affiliate                                259,061          235,596
    Subscriber deposits                                                         (325)             496
    Deferred revenue                                                            (774)            (776)
                                                                      --------------   --------------
       Net cash provided by operating activities                             932,067          914,500
                                                                      --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                                  (443,530)        (479,283)
  Proceeds from sale of cable television systems, net of cash sold        15,072,113          ---
  Restricted funds held in escrow                                           (750,000)         ---
                                                                      --------------   --------------
       Net cash provided by (used in) investing activities                13,878,583         (479,283)
                                                                      --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on revolving line of credit                                 (14,981,878)         ---
                                                                      --------------   --------------
       Net cash used in financing activities                             (14,981,878)         ---
                                                                      --------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (171,228)         435,217
CASH AND CASH EQUIVALENTS, beginning of period                               531,285          935,858
                                                                      --------------   --------------
CASH AND CASH EQUIVALENTS, end of period                              $      360,057   $    1,371,075
                                                                      ==============   ==============

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.
                     -------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)

1. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements of Cencom Cable Income Partners II, L.P. (the "Partnership") as of March 31, 1997 and 1996, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Registrant's Form 10-K for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.

2. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Registrant owns Limited Partnership units of Cencom Partners, L.P. ("CPLP") which provide the Registrant an 84.03% ownership interest in CPLP. The Registrant owns only limited partnership units and does not exercise significant influence over CPLP's operations; therefore, its investment in CPLP is accounted for using the equity method and losses in excess of its investment in limited partnership are not recorded. As of March 31, 1997, the unrecorded losses in excess of investment were approximately $15,875,000.

Summary financial information for the operating results of CPLP, for the three months ended March 31, 1997, which are not consolidated with the operating results of the Registrant, are as follows:

       Service revenues                                 $ 3,569,367
                                                        ===========
       Loss from operations                             $  (177,158)
                                                        ===========
       Net loss                                         $(1,164,388)
                                                        ===========
3. LIQUIDATION:

The General Partner distributed a disclosure statement to the Limited Partners on March 6, 1997 which described the various transactions and requested consent for certain proposed sales by the Partnership and CPLP to affiliates of the General Partner. On April 7, 1997, the last day of the voting period, a majority of the Limited Partners gave their consent for the sale of certain cable television systems to affiliates of the General Partner. Following receipt of the Limited Partners' consent, the Partnership and CPLP consummated the transactions with the affiliates of the General Partner, in accordance with the disclosure statement.

On March 31, 1997, the Partnership consummated the sale of certain of the cable television systems located in Texas in two separate asset sale transactions with unaffiliated third parties. The sales price was approximately $15,255,000, after initial closing adjustments, for the sale of approximately 10,300 basic subscribers, in the aggregate. Pursuant to the asset sale transaction with the unaffiliated third parties, the aggregate amount of $750,000 was deposited into indemnification escrow accounts. These funds will be released to the Partnership upon mutual satisfaction of the seller's representations and warranties related to the assets that were sold.

Proceeds from the sale of the Texas systems on March 31, 1997 and the South Carolina systems on April 7, 1997 were used to reduce to zero the balance of outstanding indebtedness, with the remaining funds of approximately $14.0 million placed in short-term investments.

Proceeds from the sale of certain of the cable television systems owned by CPLP on April 7, 1997 to affiliates of the General Partner enabled CPLP to reduce to zero the balance of its outstanding indebtedness, with the remaining funds of approximately $6.6 million placed in short-term investments. During May 1997, it is anticipated that CPLP will distribute approximately $5.5 million to the Partnership.

The Partnership will utilize its short-term investments, the distribution that it will receive from CPLP, plus funds available under its existing or replacement credit facility for the purpose of generating a distribution to the Limited Partners. The distribution is anticipated to occur on or about May 31, 1997, depending upon the Partnership's ability to successfully amend its existing credit facility or negotiate a new credit facility. The Partnership is currently negotiating with a bank for a new credit facility to replace its existing credit agreement which is due to expire on June 30, 1997.

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

4. PARTNER ALLOCATIONS

In accordance with the Partnership Agreement, losses from operations shall be allocated 99% to the Limited Partners and 1% to the General Partner. The gain attributable to the sale or disposition of assets sold shall be allocated to those partners with negative capital account balances in proportion to such negative balances until the negative balances are restored to zero.

5. LITIGATION

Certain Limited Partners have initiated litigation in the Jackson County Circuit Court in Kansas City, Missouri, under the name and style, In re:
Borgman, et al v. Cencom Cable Income Partners II, L.P., et al, case number CV97-9292 (the "Action"). The Action names as defendants the Partnership, the General Partner, and Kidder, Peabody & Co., Inc. and Dean Witter Reynolds, Inc., two of the three brokerage firms involved in the underwriting and sale of units to the Limited Partners. The Action alleges, among other things, that the prospectus and sales materials provided to the Limited Partners by the brokerage firms at the time the units were being marketed and sold were false and misleading, which wrongfully induced the plaintiffs to purchase such units of the Partnership, which in turn enriched the defendants at the expense of the Limited Partners in breach of the Partnership Agreement and the defendants' fiduciary duties. The Partnership and the General Partner believe the Action to be without merit. In the opinion of management, after consulting with legal counsel, the outcome of this lawsuit will not have a material adverse effect on the Partnership's financial position or results of operation.

CENCOM CABLE INCOME PARTNERS II, L.P.
-------------------------------------
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------
The following table sets forth the approximate number of subscribers of the Partnership as of the dates indicated. The statistics as of March 31, 1997 reflect the sales of certain of the Texas systems, which consisted of approximately 10,300 basic subscribers and approximately 2,800 premium units. As of April 7, 1997, following the sale of the South Carolina systems, the Partnership had approximately 14,100 basic subscribers with 5,500 premium subscriptions.

                                    March 31,  December 31,  March 31,
                                      1997         1996        1996
                                    ---------  ------------  ---------
Basic Subscribers:
   Texas systems                       12,200        21,900     23,000
   South Carolina systems              21,100        20,800     20,600
   Northeast Missouri systems           1,900         2,000      2,000
                                    ---------  ------------  ---------
                                       35,200        44,700     45,600
                                    =========  ============  =========
Premium Subscriptions:
   Texas systems                        4,700         7,600      8,300
   South Carolina systems              10,800        10,400     11,300
   Northeast Missouri systems             800           900      1,000
                                    ---------  ------------  ---------
                                       16,300        18,900     20,600
                                    =========  ============  =========

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:


                                                                          For the Three Months
                                                                             Ended March 31
                                                                             --------------
                                                                               (Unaudited)
                                                                 1997                                 1996
                                                     ----------------------------           ----------------------
                                                         Amount      % of Revenue       Amount        % of Revenue
                                                     --------------  ------------  ---------------   -------------
Service Revenues                                     $   4,622,978         100.0%  $    4,361,221          100.0%
                                                     -------------   -----------   ---------------   -------------
Operating Expenses:
   Operating, General and Administrative                2,600,186          56.2        2,523,518           57.9
   Depreciation and Amortization                        1,372,243          29.7        1,388,735           31.8
   Liquidation Costs                                       203,685           4.4             ---             ---
                                                     -------------   -----------   ---------------   -------------
                                                         4,176,114          90.3        3,912,253           89.7
                                                     -------------   -----------   ---------------   -------------
Income (loss) From Operations                              446,864           9.7          448,968           10.3
                                                     -------------   -----------   ---------------   -------------
Other Income (Expense):
   Interest Income                                          11,854           0.1            7,385            0.1
   Interest Expense                                       (819,841)        (17.7)        (703,416)         (16.1)
   Gain on Sale of Cable Television Systems             12,567,420         271.9            ---              ---
                                                     -------------   -----------   ---------------   -------------
                                                        11,759,433         254.3         (696,031)         (16.0)
                                                     -------------   -----------   ---------------   -------------
 Net Income (Loss)                                   $  12,206,297         264.0%  $     (247,063)          (5.7)%
                                                     =============   ===========   ===============   =============

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 6.0% to $4,622,978 for the three months ended March 31, 1997, when compared to the similar period of 1996. These increases in 1997 are primarily due to an increase in the retail rates to the customers, in accordance with federal rate regulation.

Basic subscribers at March 31, 1997 decreased by approximately 100 basic subscribers versus March 31, 1996, before the sale of certain of the Texas systems. This decrease is attributable to the increase in competition for the delivery of video programming services in these markets.

Premium service subscriptions decreased 7.3% from March 31, 1996 to March 31, 1997, before the sale of certain of the Texas systems. The ratio of premium service subscriptions per basic subscriber decreased from 45.2% at March 31, 1996 to 42.0% at March 31, 1997, as determined before the sale of certain of the Texas systems. This overall decrease may reflect the fact that there is an increasing variety of programming on the basic tier. Given this change at the basic level, the Partnership anticipates that premium subscriptions may continue to decline relative to basic services over the next few years. As a result, the Partnership has begun to offer premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.


Operating Expenses

Operating, general and administrative expenses increased by approximately $77,000 or 3.0% during the three months ended March 31, 1997 when compared to the similar period of 1996. The majority of this increase, approximately $48,000, related to increases in license fees paid for programming.

The Partnership incurred liquidation costs of approximately $204,000 for the preparation and distribution of the disclosure statement to the Limited Partners related to the request for consent to sell certain assets to affiliates of the General Partner.

Depreciation and amortization decreased by 1.2% from $1,388,735 for the three months ended March 31, 1996, to $1,372,243 for the same period in 1997. Although the Partnership had increased depreciation as a result of capital expenditures made to the Systems, this was offset by a decrease in amortization because of the completion of amortization periods for the Anderson County, South Carolina franchises.


Other Income and Expenses

Interest expense increased by 16.6% from $703,416 during the first quarter of 1996 to $819,841 for the first quarter of 1997. This increase was primarily due to the amortization of deferred debt costs associated with the cost of amending the credit facility to extend its maturity from December 31, 1996 to June 30, 1997.

The gain on sale of cable television systems resulted from the sales of certain of the Texas systems on March 31, 1997. The net book value of these systems was approximately $2.5 million. In addition, the gain was offset by brokerage costs of approximately $0.2 million.


Net Loss

Net income was $12,206,297 for the current quarter compared to a net loss of $(247,063) for the same period in the prior year. Net income for 1997 was a result of the gain recorded on the sale of certain of the assets of the Texas systems.

Liquidity and Capital Resources

The Registrant has historically been able to meet capital needs through borrowings under credit facilities and from cash generated by operations. The Registrant anticipates that cash generated from operations and available credit should be adequate for future foreseeable capital requirements over the remaining life of the Partnership.

The Partnership has arranged for a secured revolving line of credit agreement (the "Credit Agreement") with a consortium of banks, for which The Toronto Dominion Bank is the agent. Such Credit Agreement bears interest at a rate selected by the Partnership equal to the Eurodollar basis, Toronto Dominion Bank's prime rate, or certificate of deposit rate, as the case may be, plus a spread, and has a maturity date of June 30, 1997. This Credit Agreement allows borrowings up to $65 million, reduced by the proceeds from the sale of assets. Availability under this credit agreement was reduced to approximately $50.7 million at March 31, 1997 as a result of the sale of certain of the assets of the Texas systems. Availability was reduced to approximately $14.3 million as a result of the sale of the South Carolina systems on April 7, 1997. While the Partnership's cash flow from operations has been used to fund a portion of capital expenditures, in prior periods the Partnership from time to time did increase debt to cover the balance of capital expenditures. Outstanding indebtedness of the Partnership at December 31, 1996 and March 31, 1997, was $36,700,000 and $21,718,122 respectively borrowed under the Credit Agreement. Outstanding indebtedness was reduced to zero on April 7, 1997 from the proceeds of sale of the South Carolina systems.

The Partnership is currently negotiating with a bank for a new credit facility to replace the existing Credit Agreement which is due to mature on June 30, 1997. There can be no assurance that the Partnership will be able to negotiate such a new credit facility at terms that are favorable to the Partnership, if at all. Failure of the Partnership to arrange a new credit facility or amend its existing Credit Agreement would detrimentally impact the ability of the Partnership to distribute cash proceeds to the Limited Partners as described in the disclosure statement.

The Partnership made capital expenditures of approximately $444,000 during the first three months of 1997 in connection with the improvement and upgrading of the Partnership systems.

The Partnership Agreement provides for the dissolution of the Partnership to have been initiated on or before December 31, 1995. In accordance with the Partnership Agreement, the General Partner began dissolution during 1995. Two independent appraisals were received, resulting in an appraised value of $73,850,000 as of March 31, 1995 for the Partnership's cable systems (the "Systems") (excluding its investment in CPLP). The General Partner retained a broker to market the systems using an auction process and accepted bids with respect to the South Carolina systems, and for the Cleveland, Jasper, Woodville, Marlin, Madisonville and Buffalo systems, which constitute a portion of the Texas systems, for an aggregate purchase price of $51,950,000. The bid for the South Carolina systems was submitted by an affiliate of the General Partner. In accordance with the Partnership Agreement, the sale of assets to an affiliate of the General Partner is subject to an appraisal process, requiring two independent appraisers to jointly determine the appraised value, and must be approved by a majority of outstanding Limited Partner units.

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

On March 31, 1997, the Partnership consummated the sale of the aforementioned cable television systems located in Texas in two separate asset sale transactions with unaffiliated third parties. The sales price was approximately $15,255,000, after initial closing adjustments, for the sale of approximately 10,300 basic subscribers, in the aggregate. Pursuant to the asset sale transactions with the unaffiliated third parties, the aggregate amount of $750,000 was deposited into indemnification escrow accounts. These funds will be released to the Partnership upon mutual satisfaction of the seller's representations and warranties related to the assets that were sold.

The General Partner distributed a disclosure statement to the Limited Partners on March 6, 1997 which described the various transactions and requested consent for certain proposed sales by the Partnership and CPLP to affiliates of the General Partner. On April 7, 1997, the last day of the voting period, a majority of the Limited Partners gave their consent for the sale of certain cable television systems to affiliates of the General Partner. Following receipt of the Limited Partners' consent, the Partnership and CPLP consummated the transactions with the affiliates of the General Partner, in accordance with the disclosure statement.

Proceeds from the sale of the Texas systems on March 31, 1997 and the South Carolina systems on April 7, 1997 were used to reduce to zero the balance of outstanding indebtedness, with the remaining funds of approximately $14.0 million placed in short-term investments.

Proceeds from the sale of certain of the cable television systems owned by CPLP on April 7, 1997 to affiliates of the General Partner enabled CPLP to reduce to zero the balance of its outstanding indebtedness, with the remaining funds of approximately $6.6 million placed in short-term investments. During May 1997, it is anticipated that CPLP will distribute approximately $5.5 million to the Partnership.

The Partnership will utilize its short-term investments, the distribution that it will receive from CPLP, plus funds available under its existing or replacement credit facility for the purpose of generating a distribution to the Limited Partners. The distribution is anticipated to occur on or about May 31, 1997, depending upon the Partnership's ability to successfully amend its existing credit facility or negotiate a new credit facility.

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

Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings


     Certain Limited Partners have initiated litigation in the Jackson County Circuit Court in Kansas City, Missouri, under the name and style, In re:
Borgman, et al v. Cencom Cable Income Partners II, L.P., et al, case number CV97-9292 (the "Action"). The Action names as defendants the Partnership, the General Partner, and Kidder, Peabody & Co., Inc. and Dean Witter Reynolds, Inc., two of the three brokerage firms involved in the underwriting and sale of units to the Limited Partners. The Action alleges, among other things, that the prospectus and sales materials provided to the Limited Partners by the brokerage firms at the time the units were being marketed and sold were false and misleading, which wrongfully induced the plaintiffs to purchase such units of the Partnership, which in turn enriched the defendants at the expense of the Limited Partners in breach of the Partnership Agreement and the defendants' fiduciary duties. The Partnership and the General Partner believe the Action to be without merit. In the opinion of management, after consulting with legal counsel, the outcome of this lawsuit will not have a material adverse effect on the Partnership's financial position or results of operations.


Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders


     On March 6, 1997, the General Partner distributed to each holder of units of limited partnership interest a Disclosure Statement for the purpose of obtaining the consent of the holders of a majority of such units for the sale of certain cable television systems to affiliates of the General Partner. On April 7, 1997, the General Partner was notified that holders of a majority of units had given their consent for the transactions with the affiliates of the General Partner (49,194 votes for, which represented 54.1% of the 90,915 issued and outstanding units; 1,478 votes against; 1,850 votes abstained). The transactions with the affiliates of the General Partner were consummated on April 7, 1997, as described in the Disclosure Statement following the receipt of consent.


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits and Reports on Form 8-K - None

         On April 15, 1997, the Partnership filed a report on Form 8-K related to the three separate sales of cable television systems between March 31, 1997 and April 7, 1997, reported in Part I, Item 2 herein, as follows:

         a.) On March 31, 1997, the Partnership sold the cable television systems serving Jasper, Woodville and Cleveland, Texas, to an unaffiliated third party for approximately $9,986,000.

         b.) On March 31, 1997, the Partnership sold the cable television systems serving Marlin, Madisonville and Buffalo, Texas, to an unaffiliated third party for approximately $5,269,000.

         c.) On April 7, 1997, the Partnership sold the cable television systems serving Anderson County, South Carolina, to an affiliate of the General Partner for approximately $36,636,000. The sale of these cable television systems was consummated following notification of approval by a majority of the Limited Partners for such transaction.

         Pursuant to Article 3 of Regulation S-X, the Form 8-K filing included certain unaudited pro forma financial information related to the three sale transactions.

                     CENCOM CABLE INCOME PARTNERS II, L.P.
                     -------------------------------------

                        FOR QUARTER ENDED MARCH 31, 1997
                        --------------------------------

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CENCOM CABLE INCOME PARTNERS II, L.P.


                                By:  Cencom Properties II, Inc.
                                     its General Partner




                                By:  /s/ Jerald L. Kent
                                     ----------------------------
                                     Jerald L. Kent
                                     Executive Vice President and
                                     Chief Financial Officer




By:  /s/Jerald L. Kent               May 13, 1997
     ----------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer


By:  /s/Ralph G. Kelly               May 13, 1997
      ----------------------------
      Ralph G. Kelly
      Treasurer