Form 10-Q
period 1997-06-30
CENCOM CABLE INCOME PARTNERS II L P
filed 1997-08-14
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              --------------------


                                   FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                       OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------     -------------------------

Commission File Number 33-17174
                       --------

                     CENCOM CABLE INCOME PARTNERS II, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          43-1456575
-------------------------------                              ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                          63131
---------------------------------------                      -----
(Address of Principal Executive Offices)                     (Zip Code)

(Registrant's telephone number, including area code)         (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX


                                                                                                  Page
Part I.  Financial Information

        Item 1.  Financial Statements
                 a. Balance Sheets - June 30, 1997 and December 31, 1996                            3
                 b. Statements of Operations - Three Months Ended June 30, 1997 and 1996            4
                 c. Statements of Operations - Six Months Ended June 30, 1997 and 1996              5
                 d. Statement of Partners' Capital (Deficit) - Six Months Ended
                    June 30, 1997                                                                   6
                 e. Statements of Cash flows - Six Months Ended June 30, 1997 and 1996              7
                 f. Notes to Financial Statements                                                   8

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                             11

Part II. Other Information

        Item 1.  Legal Proceedings                                                                 17

        Item 2.  Change in Securities - None                                                        -

        Item 3.  Defaults upon Senior Securities - None                                             -

        Item 4.  Submission of Matters to a Vote of Security Holders                               17

        Item 5.  Other Information - None                                                           -

        Item 6.  Exhibits and Reports on Form 8-K                                                  18

        Signature Page                                                                             19


                     CENCOM CABLE INCOME PARTNERS II, L.P.

                                 BALANCE SHEETS
                                  (Unaudited)


                                                                              June 30,       December 31,
                                                                                1997             1996
                                                                             ----------      -----------
                                                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                  $   356,252     $    531,285
 Accounts receivable, net                                                        54,490          222,708
 Prepaid expenses and other                                                      56,542           78,705
                                                                            -----------     ------------
            Total current assets                                                467,284          832,698

PROPERTY, PLANT AND EQUIPMENT, net                                            3,123,966       18,938,808
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                              2,631,853              ---
FRANCHISE COSTS, net of accumulated amortization of $1,251,222 and
 $22,383,464, respectively                                                       45,145          724,004

DEBT ISSUANCE COSTS, net of accumulated amortization of $3,955 and
 $-0-, respectively                                                             261,045          350,000

RESTRICTED FUNDS HELD IN ESCROW                                                 750,000              ---
                                                                            -----------     ------------
                                                                            $ 7,279,293     $ 20,845,510
                                                                            ===========     ============

                           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
 Current maturities of long-term debt                                       $       ---     $ 36,700,000
 Accounts payable and accrued expenses                                        1,001,304        2,397,674
 Income taxes withheld on behalf of Limited Partners                          2,408,798              ---
 Payables to General Partner and affiliate                                    4,363,374        3,532,580
 Subscriber deposits                                                             12,217           18,460
                                                                            -----------     ------------
            Total current liabilities                                         7,785,693       42,648,714
                                                                            -----------     ------------

LONG-TERM DEBT                                                                5,800,000              ---
                                                                            -----------     ------------
DEFERRED REVENUE                                                                 19,860           24,803
                                                                            -----------     ------------
PARTNERS' CAPITAL (DEFICIT):
 General Partner                                                                    ---       (2,828,374)
 Limited Partners (250,000 units authorized; 90,915 units issued and
   outstanding)                                                              (5,867,093)     (18,540,466)
 Note receivable from General Partner                                          (459,167)        (459,167)
                                                                            -----------     ------------
            Total Partners' capital (deficit)                                (6,326,260)     (21,828,007)
                                                                            -----------     ------------
                                                                            $ 7,279,293     $ 20,845,510
                                                                            ===========     ============

      The accompanying notes are an integral part of these balance sheets.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)



                                                                                 1997              1996
                                                                              -----------       -----------
SERVICE REVENUES                                                             $  1,686,605       $ 4,550,665
                                                                             ------------       -----------
OPERATING EXPENSES:
 Operating, general and administrative                                          1,057,220         2,565,284
 Depreciation and amortization                                                    357,599         1,470,726
 Liquidation costs                                                                122,784           200,000
                                                                             ------------       -----------
                                                                                1,537,603         4,236,010
                                                                             ------------       -----------
            Income from operations                                                149,002           314,655
                                                                             ------------       -----------
OTHER INCOME (EXPENSE):
 Interest income                                                                  155,857            14,706
 Interest expense                                                                (256,825)         (768,292)
 Equity in income of unconsolidated limited partnership (See Note 2)            8,131,853            ---
 Gain on sale of cable television systems                                      23,662,873            ---
                                                                             ------------       -----------
                                                                               31,693,758          (753,586)
                                                                             ------------       -----------
            Net income (loss)                                                $ 31,842,760       $  (438,931)
                                                                             ============       ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                               $     337.12       $     (4.78)
                                                                             ============       ===========
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                            90,915            90,915
                                                                             ============       ===========



        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


                                                                                    1997             1996
                                                                               -------------    --------------
SERVICE REVENUES                                                               $   6,309,583    $    8,911,886
                                                                               -------------    --------------
OPERATING EXPENSES:
 Operating, general and administrative                                             3,657,406         5,086,562
 Depreciation and amortization                                                     1,729,842         2,852,503
 Liquidation costs                                                                   326,469           209,198
                                                                               -------------    --------------
                                                                                   5,713,717         8,148,263
                                                                               -------------    --------------
            Income from operations                                                   595,866           763,623
                                                                               -------------    --------------
OTHER INCOME (EXPENSE):
 Interest income                                                                     167,711            22,091
 Interest expense                                                                 (1,076,666)       (1,471,708)
 Equity in income of unconsolidated limited partnership (see Note 2)               8,131,853            ---
 Gain on sale of cable television systems                                         36,230,293            ---
                                                                               -------------    --------------
                                                                                  43,453,191        (1,449,617)
                                                                               -------------    --------------
            Net income (loss)                                                  $  44,049,057    $     (685,994)
                                                                               =============    ==============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                                 $      453.40    $        (7.47)
                                                                               =============    ==============
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                               90,915            90,915
                                                                               =============    ==============



        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)

                                                                                             Note
                                                                                           Receivable
                                                                                             From
                                                         General          Limited           General
                                                         Partner          Partners          Partner            Total
                                                      -------------     -------------      ----------      --------------
BALANCE, December 31, 1996                            $  (2,828,374)    $ (18,540,466)     $ (459,167)     $  (21,828,007)

 Net income                                               2,828,374        41,220,683             ---          44,049,057
 Distributions                                                  ---       (28,547,310)            ---         (28,547,310)
                                                      -------------     -------------      ----------      --------------
BALANCE, June 30, 1997                                $         ---     $  (5,867,093)     $ (459,167)     $   (6,326,260)
                                                      =============     =============      ==========      ==============





         The accompanying notes are an integral part of this statement.

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                                                            1997           1996
                                                                                        ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                      $ 44,049,057    $  (685,994)

 Adjustments to reconcile net income (loss) to net cash provided by operating activities-
     Depreciation and amortization                                                         1,729,842      2,852,503
     Amortization of debt issuance costs                                                     353,955            ---
     Equity in income of unconsolidated limited partnership                               (8,131,853)           ---
     Gain on sales of cable television systems                                           (36,230,293)           ---
     Changes in assets and liabilities, net of effects from sales of cable television systems
        Accounts receivable, net                                                            (163,617)       (20,365)
        Prepaid expenses and other                                                           (56,505)       (99,507)
        Accounts payable and accrued expenses                                               (664,886)      (168,765)
        Accrued income taxes withheld on behalf of Limited Partners                        2,408,798            ---
        Payables to General Partner and affiliates                                           830,794        458,354
        Subscriber deposits                                                                     (550)        (1,370)
        Deferred revenue                                                                      (1,437)        (1,551)
                                                                                        ------------    -----------
                Net cash provided by operating activities                                  4,123,305      2,333,305
                                                                                        ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net                                                   (813,250)    (1,007,223)
 Proceeds from sales of cable television systems, net of cash sold                        51,477,222            ---
 Restricted funds held in escrow                                                            (750,000)           ---
 Distributions from investment in unconsolidated limited partnership                       5,500,000            ---
                                                                                        ------------    -----------
                Net cash provided by (used in) investing activities                       55,413,972     (1,007,223)
                                                                                        ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Limited Partners                                                  (26,138,512)           ---
 Income taxes withheld related to distribution                                            (2,408,798)           ---
 Repayments on revolving line of credit                                                  (36,700,000)    (1,500,000)
 Borrowings on credit agreement                                                            5,800,000            ---
 Debt issuance costs                                                                        (265,000)           ---
                                                                                        ------------    -----------
                Net cash used in financing activities                                    (59,712,310)    (1,500,000)
                                                                                        ------------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (175,033)      (173,918)

CASH AND CASH EQUIVALENTS, beginning of period                                               531,285        935,858
                                                                                        ------------    -----------
CASH AND CASH EQUIVALENTS, end of period                                                $    356,252    $   761,940
                                                                                        ============    ===========

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements of Cencom Cable Income Partners II, L.P. (the "Partnership" or "CCIP II") as of June 30, 1997 and 1996, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented.
The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.

2. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Partnership owns Limited Partnership units of Cencom Partners, L.P. ("CPLP") which provide the Partnership an 84.03% ownership interest in CPLP. The Partnership owns only limited partnership units and does not exercise significant influence over CPLP's operations; therefore, its investment in CPLP is accounted for using the equity method. For the period ended June 30, 1997, the Partnership recorded a gain from its investment in CPLP totaling approximately $8,132,000, net of previously unrecorded losses of approximately $15,875,000. Also during the current period the Partnership received a cash distribution from CPLP in the amount of $5,500,000.

Summary financial information for the operating results of CPLP, which are not consolidated with the operating results of the Partnership, are as follows:

                                                       For the Three    For the Three   For the Six     For the Six
                                                       Months Ended     Months Ended    Months Ended    Months Ended
                                                       June 30, 1997    June 30, 1996   June 30, 1997   June 30, 1996
                                                       -------------    -------------   -------------   -------------
       Service revenues                                 $    884,834    $  3,398,275    $  4,454,198    $  6,726,575
                                                        ============    ============    ============    ============
       Income (loss) from operations                    $   (165,291)   $   (355,346)   $ (1,329,682)   $   (681,874)
                                                        ============    ============    ============    ============
       Gain on sale of cable television systems         $ 32,614,346    $        ---    $ 32,614,346    $        ---
                                                        ============    ============    ============    ============
       Net income (loss)                                $ 32,449,055    $ (1,029,217)   $ 31,284,664    $ (2,029,866)
                                                        ============    ============    ============    ============

3.  LIQUIDATION:

The General Partner distributed a disclosure statement to the Limited Partners on March 6, 1997, which described various transactions and requested consent for certain proposed sales of cable television systems by the Partnership and CPLP to affiliates of the General Partner. A majority of the Limited Partners gave their consent for the sale of certain cable television systems to affiliates of the General Partner. Following receipt of the Limited Partners' consent, the Partnership and CPLP consummated the transactions with the affiliates of the General Partner, in accordance with the disclosure statement.

On March 31, 1997, the Partnership consummated the sale of certain of the cable television systems located in Texas in two separate asset sale transactions with unaffiliated third parties. The sales price was approximately $15,255,000, after initial closing adjustments, for the sale of approximately 10,400 basic subscribers, in the aggregate. Pursuant to the asset sale transactions with the unaffiliated third parties, the aggregate amount of $750,000 was deposited into indemnification escrow accounts. These funds will be released to the Partnership upon mutual satisfaction of the seller's representations and warranties related to the assets that were sold.

Proceeds from the sales of the Texas systems on March 31, 1997 and the South Carolina systems on April 7, 1997 were used to reduce to zero the balance of outstanding indebtedness, with the remaining funds of approximately $14.0 million placed in short-term investments.

Proceeds from the sale of certain of the cable television systems owned by CPLP on April 7, 1997 to affiliates of the General Partner enabled CPLP to reduce the balance of its outstanding indebtedness to zero and retire its special limited partnership interests, with the remaining funds of approximately $6.6 million placed in short-term investments. During May 1997, CPLP distributed $5.5 million to the Partnership.

The Partnership utilized its short-term investments, the distribution received from CPLP and funds available under its new credit facility (see Note 6) for the purpose of making a distribution to the Limited Partners. During June 1997, the Partnership made a distribution of $314 per Unit, net of $2.4 million withheld for state income taxes, to the Limited Partners, for a total net distribution of approximately $26.1 million. No distribution was made by the Partnership to the General Partner.

Bids submitted to date with respect to the Northeast Missouri systems and the remainder of the Texas systems were considered too low relative to the appraised fair market values of such systems established pursuant to appraisal process. Thus, these bids have not been accepted by the General Partner. The General Partner continues to seek potential purchasers for these remaining systems.

Upon dissolution, the General Partner or other liquidating agent is required to liquidate partnership assets and to distribute all available proceeds as soon as practicable after their receipt by the Partnership. After payment of the Partnership's liabilities, these sales proceeds will be distributed as set forth in the Partnership Agreement.

Upon finalization of a complete plan of liquidation and the determination of net proceeds (in accordance with that prescribed in the Partnership Agreement) from sales of all assets, the Partnership will change its basis of accounting from the going-concern basis to the liquidation basis. Under the liquidation basis of accounting, assets are recorded at their estimated realizable values and liabilities are recorded at their estimated settlement amounts.

4. PARTNER ALLOCATIONS

In accordance with the Partnership Agreement, net income including equity in income of unconsolidated limited partnership and excluding gain on sale of cable television systems shall be allocated to those partners with negative capital balances in proportion to such negative balances until the negative balances are restored to zero. Gains attributed to the sale or disposition of assets sold shall be allocated to those partners with negative capital account balances, after giving effect to the net income for the current year, in proportion to such negative balances until the negative balances are restored to zero. After the partners' capital accounts have been restored to zero, gains on sale of cable television systems are allocated to the Limited Partners until they receive an amount equal to cash distributions received with respect to the 11% Preferred Return in excess of net profits previously allocated reduced by certain previously allocated gains. Next, gains are allocated to the Limited Partners until the sum of all allocated net profits (other than certain previously allocated gains) equals their unpaid 11% Preferred Return.

5. LITIGATION

 On April 15, 1997, a petition was filed, and on June 19, 1997, an amended petition was filed by certain of the limited partners of the Partnership against Cencom Properties II, Inc., the general partner of the Partnership, Cencom Partners Inc., the general partner of CPLP, the brokerage firms involved in the original sale of the limited partnership units and Cencom Cable Entertainment, Inc. ("Cencom Cable"). Cencom Cable provided management services to both the Partnership and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of CCIP II limited partnership units and in the management of CCIP II. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the management of the Partnership and punitive damages.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II,0 Inc., Cencom Cable, Charter Communications, Inc., the parent of Cencom Partners, Inc. and Cencom Partners II, Inc., certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II, Inc. and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of CCIP II assets and the sale of certain Partnership assets. The damages claimed by the plaintiffs are as yet unspecified.

All affiliated entities named above in these two lawsuits believe that they have meritorious defenses in both actions, including defenses based on applicable statutes of limitations, and intend to defend the actions vigorously.

6. LONG-TERM DEBT

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement for $65.0 million and entered into a credit agreement (the "Credit Agreement") with a bank for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At June 30, 1997, CCIP II had $5,800,000 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus 1/2 of 1%, or LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At June 30, 1997, the interest rate on this outstanding indebtedness was 9.25%. The weighted average interest rate and borrowings by CCIP II for the period from May 23, 1997 to June 30, 1997 related to the Credit Agreement w s 9.25% and $1,436,842, respectively. As this debt instrument bears interest at current market rates, its carrying amount approximates fair market value at June 30, 1997.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive of which requires the maintenance of a ratio of total debt to annualized operating cash flow of
4.00 to 1.00 at June 30, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002.

7. RELATED PARTY

Payables to General Partner and affiliates were approximately $4.4 million at June 30, 1997 and approximately $3.5 million at December 31, 1996. At December 31, 1996, the payable to General Partner consisted of deferred management fees, of which approximately $2.3 million was deferred under the terms of the Partnership Agreement and approximately $1.2 million was deferred under the terms of the credit facility. At June 30, 1997, the payables to General Partner and affiliates consisted primarily of deferred management fees, with approximately $2.5 million deferred under the terms of the Partnership Agreement and approximately $1.4 million voluntarily deferred by the General Partner. In addition, at June 30, 1997, payables to General Partner and affiliates included $500,000 payable to CPLP, proceeds of which were used to reduce bank indebtedness.

CENCOM CABLE INCOME PARTNERS II, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth the approximate number of subscribers of the Partnership as of the dates indicated.

                                          June 30,         December 31,        June 30,
                                            1997              1996               1996
                                          --------         ------------        --------
     Basic Subscribers:
       Texas systems                       11,600            21,900            22,400
       South Carolina systems                 N/A            20,800            20,700
       Northeast Missouri systems           1,900             2,000             2,100
                                           ------            ------            ------
                                           13,500            44,700            45,200
                                           ======            ======            ======
     Premium Subscriptions:
       Texas systems                        4,500             7,600             7,900
       South Carolina systems                 N/A            10,400            10,900
       Northeast Missouri systems             800               900               900
                                           ------            ------            ------
                                            5,300            18,900            19,700
                                           ======            ======            ======

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:

                                                                           For the Three Months
                                                                               Ended June 30
                                                                               -------------
                                                                                (Unaudited)
                                                                   1997                           1996
                                                        --------------------------      -------------------------
                                                                             % of                          % of
                                                           Amount          Revenue         Amount         Revenue
                                                        -----------        -------      -----------       -------
     Service Revenues                                   $ 1,686,605          100.0%     $ 4,550,665         100.0%
                                                        -----------        -------      -----------       -------
     Operating Expenses:
          Operating, General and Administrative           1,057,220           62.7        2,565,284          56.4
          Depreciation and Amortization                     357,599           21.2        1,470,726          32.3
          Liquidation Costs                                 122,784            7.3          200,000           4.4
                                                        -----------        -------      -----------       -------
                                                          1,537,603           91.2        4,236,010          93.1
                                                        -----------        -------      -----------       -------
     Income from Operations                                 149,002            8.8          314,655           6.9
                                                        -----------        -------      -----------       -------
     Other Income (Expense):
          Interest Income                                   155,857            9.2           14,706            .3
          Interest Expense                                 (256,825)         (15.2)        (768,292)        (16.9)
          Equity in Income of Unconsolidated
             Limited Partnership                          8,131,853          482.1              ---           ---
          Gain on Sales of Cable Television
             Systems                                     23,662,873        1,403.1              ---           ---
                                                        -----------        -------      -----------       -------
                                                         31,693,758        1,879.2         (753,586)        (16.6)
                                                        -----------        -------      -----------       -------
     Net Income (Loss)                                  $31,842,760        1,888.0      $  (438,931)         (9.7)
                                                        ===========        =======      ===========       =======

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:

                                                                            For the Six Months
                                                                               Ended June 30
                                                                               -------------
                                                                                (Unaudited)
                                                                   1997                           1996
                                                        --------------------------      -------------------------
                                                                             % of                          % of
                                                           Amount          Revenue         Amount         Revenue
                                                        -----------        -------      -----------       -------
     Service Revenues                                   $ 6,309,583          100.0%     $ 8,911,886         100.0%
                                                        -----------        -------      -----------       -------
     Operating Expenses:
          Operating, General and Administrative           3,657,406           58.0        5,086,562          57.1
          Depreciation and Amortization                   1,729,842           27.4        2,852,503          32.0
          Liquidation Costs                                 326,469            5.2          209,198           2.3
                                                        -----------        -------      -----------       -------
                                                          5,713,717           90.6        8,148,263          91.4
                                                        -----------        -------      -----------       -------
     Income from Operations                                 595,866            9.4          763,623           8.6
                                                        -----------        -------      -----------       -------
     Other Income (Expense):
          Interest Income                                   167,711            2.7           22,091            .2
          Interest Expense                               (1,076,666)         (17.1)      (1,471,708)        (16.5)
          Equity in Income of Unconsolidated
             Limited Partnership                          8,131,853          128.9              ---           ---
          Gain on Sales of Cable Television
             Systems                                     36,230,293          574.2              ---           ---
                                                        -----------        -------      -----------       -------
                                                         43,453,191          688.7       (1,449,617)        (16.3)
                                                        -----------        -------      -----------       -------
     Net Income (Loss)                                  $44,049,057          698.1      $  (685,994)         (7.7)
                                                        ===========        =======      ===========       =======

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues decreased by 62.9% and 29.2% for the three and six months ended June 30, 1997, respectively, when compared to the similar periods of 1996. These decreases are due to the sale of certain of the Texas systems on March 31, 1997, (the "Texas Sales") and the sale of the South Carolina systems on April 7, 1997, (the "South Carolina Sale") (collectively the "System Sales").

Basic subscribers of the Partnership at June 30, 1997 were approximately 13,500, which represents a decrease of 70.0% versus December 31, 1996 as a result of the System Sales. Basic subscribers in the Northeast Missouri systems and the Texas systems that were not sold on March 31, 1997 (collectively the "Remaining Systems") have decreased 0.7% from approximately 13,600 subscribers at December 31, 1996.

Premium service subscriptions decreased 72.0% from 18,900 subscriptions at December 31, 1996 to 5,300 subscriptions at June 30, 1997. This decrease is primarily due to the System Sales. Premium subscriptions for the Remaining Systems decreased 1.9% from approximately 5,400 subscriptions at December 31, 1996.

Operating Expenses

Operating, general and administrative expenses of the Partnership decreased by $1,508,000 and $1,429,000, or 58.8% and 28.1%, respectively, for the three and six months ended June 30, 1997 versus the similar periods of 1996. These decreases are primarily the result of the Partnership serving fewer subscribers as a result of the System Sales.

Depreciation and amortization expense decreased by $1,113,000 and $1,123,000, or 75.7% and 39.4%, respectively, for the three and six months ended June 30, 1997 versus the similar periods of 1996. These decreases are related to the smaller base of depreciable and amortizable assets as a result of the System Sales.

Liquidation costs of $123,000 and $326,000 were incurred by the Partnership for the three and six months ended June 30, 1997, related to System Sales. These costs consisted primarily of legal fees.

Other Income and Expenses

Interest income was $156,000 and $168,000 for the three and six months ended June 30, 1997. Interest income was primarily generated by the Partnership during the period following the System Sales when approximately $14.0 million was invested in short-term commercial paper. These investments were sold in order to make the distribution to the Limited Partners in June 1997.

Interest expense was $257,000 and $1,077,000 for the three and six months ended June 30, 1997, which was a decrease of 66.6% and 26.8% versus the similar periods of 1996. These decreases are primarily the result of lower average outstanding indebtedness of the Partnership during 1997 as a result of utilizing proceeds from the System Sales to reduce debt balances.

Equity in income of unconsolidated limited partnership relates to the gain recorded by the Partnership for its share of the net income recorded by Cencom Partners, L.P., primarily due to its gain on the sale of cable television systems.

Gain on sale of cable television systems by the Partnership is the result of the sale of certain of the Texas systems on March 31, 1997 and from the sale of the South Carolina system on April 7, 1997. The gain is net of brokerage fees of approximately $403,000.

Net Income

Net income was $31.8 million and $44.0 million for the three and six months ended June 30, 1997, versus net losses of $0.4 million and $0.7 million for the three and six months ended June 30, 1996, respectively. The primary reasons for the change are the gains on sales of cable television systems and the equity in income of unconsolidated limited partnership during 1997.

Liquidity and Capital Resources

The Registrant has historically been able to meet capital needs through borrowings under credit facilities and from cash generated by operations. The Registrant anticipates that cash generated from operations and available credit should be adequate for future foreseeable capital requirements over the remaining life of the Partnership.

Prior to May 23, 1997, the Partnership had maintained for a secured revolving line of credit with a consortium of banks for borrowings up to a maximum of $65.0 million. Outstanding borrowings under this credit facility were $36,700,000 at December 31, 1996, which was reduced to $21,718,122 at March 31, 1997 from the proceeds of the sale of certain of the Texas systems.
Outstanding indebtedness was reduced to zero on April 7, 1997 from the proceeds of the sale of the South Carolina system.

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement for $65.0 million and entered into a credit agreement (the "Credit Agreement") with a bank for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At June 30, 1997, CCIP II had $5,800,000 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the prime rate of the Canadian Imperial Bank of Commerce (the agent bank), or LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At June 30, 1997, the interest rate on this outstanding indebtedness was 9.25%. The weighted average interest rate and borrowings by CCIP II for the period from May 23, 1997 to June 30, 1997 related to the Credit Agreement was 9.25% and $1,436,842, respectively. As this debt instrument bears interest at current market rates, its carrying amount approximates fair market value at June 30, 1997.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive of which requires the maintenance of a ratio of total debt to annualized operating cash flow of
4.00 to 1.00 at June 30, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the total amount outstanding (based upon available borrowings) shall be reduced by $800,000. Quarterly payments will continue until March 31, 2002, at which time the total outstanding (based upon available borrowings) shall be reduced by $1,600,000, payable quarterly until December 31, 2002 or such time as the outstanding indebtedness under the Credit Agreement is reduced to zero.

The Partnership made capital expenditures of approximately $813,000 during the first six months of 1997, primarily related to subscriber installations and improvements to the cable plant.

Payables to General Partner and affiliates were approximately $4.4 million at June 30, 1997 and approximately $3.5 million at December 31, 1996. At December 31, 1996, the payable to General Partner consisted of deferred management fees, of which approximately $2.3 million was deferred under the terms of the Partnership Agreement and approximately $1.2 million was deferred under the terms of the credit facility. At June 30, 1997, the payables to General Partner and affiliates consisted primarily of deferred management fees, with approximately $2.5 million deferred under the terms of the Partnership Agreement and approximately $1.4 million voluntarily deferred by the General Partner. In addition, at June 30, 1997, payables to General Partner and affiliates included $500,000 payable to CPLP, proceeds of which were used to reduce bank indebtedness.

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

Concurrent with the liquidation of the Partnership's Systems, CPLP is liquidating its assets through sales of the CPLP Systems. The liquidation is being effected to satisfy the requirement by CPLP's senior bank lenders that the CPLP credit facility be repaid in accordance with its terms. The CPLP liquidation was also commenced to facilitate the liquidation of the Partnership, which requires the liquidation of all of the Partnership's assets, including its entire ownership interest in CPLP.

To liquidate CPLP, the general partner engaged two independent appraisers, who jointly reached a valuation of $60,900,000 for all of the CPLP Systems. Thereafter, a broker was retained to market the CPLP Systems using an auction process substantially identical to that employed for the Partnership's Systems. As a result of the auction process, CPLP's general partner accepted bids by affiliates of the General Partner for CPLP's South Carolina and North Carolina Systems which served approximately 29,900 basic subscribers (82.5% of CPLP's total basic subscribers) for an aggregate price of $52,450,000, subject to written consent from the Limited Partners of the Registrant. The bids submitted for CPLP's Texas Systems were below the appraised fair market value and have not been accepted by its general partner. CPLP intends to continue to operate its Texas Systems until an acceptable bid is received.

On March 31, 1997, the Partnership consummated the sale of certain of its cable television systems located in Texas in two separate asset sale transactions with unaffiliated third parties. The sales price was approximately $15,255,000, after initial closing adjustments, for the sale of approximately 10,400 basic subscribers, in the aggregate. Pursuant to the asset sale transactions with the unaffiliated third parties, the aggregate amount of $750,000 was deposited into indemnification escrow accounts. These funds will be released to the Partnership upon mutual satisfaction of the seller's representations and warranties related to the assets that were sold.

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

Proceeds from the sales of the Texas systems on March 31, 1997 and the South Carolina systems on April 7, 1997 were used to reduce to zero the balance of outstanding indebtedness, with the remaining funds of approximately $14.0 million placed in short-term investments.

Proceeds from the sale of certain of the cable television systems owned by CPLP on April 7, 1997 to affiliates of the General Partner enabled CPLP to reduce to zero the balance of its outstanding indebtedness and retire its special limited partnership interests, with the remaining funds of approximately $6.6 million placed in short-term investments. During May 1997, CPLP distributed approximately $5.5 million to the Partnership.

The Partnership utilized its short-term investments, the distribution that it received from CPLP and funds available under its new credit facility (see Note 6 of the financial statements) for the purpose of generating a distribution to the Limited Partners. During June 1997, the Partnership made a distribution of $314 per Unit, net of amounts withheld for state income taxes to the Limited Partners, for a total net distribution of approximately $26.1 million. No distribution was made by the Partnership to the General Partner.

Bids submitted to date with respect to the Northeast Missouri systems and the remainder of the Texas systems were considered to be too low relative to the appraised fair market values of such systems established pursuant to the appraisal process. Thus, these bids have not been accepted by the General Partner. The General Partner continues to seek potential purchasers for these remaining systems.

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

Part II. Other Information

Item 1.  Legal Proceedings

On April 15, 1997, a petition was filed, and on June 19, 1997, an amended petition was filed by certain of the limited partners of the Partnership against Cencom Properties II, Inc., the general partner of the Partnership, Cencom Partners Inc., the general partner of CPLP, the brokerage firms involved in the original sale of the limited partnership units and Cencom Cable Entertainment, Inc. ("Cencom Cable"). Cencom Cable provided management services to both the Partnership and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of CCIP II limited partnership units and in the management of CCIP II. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the management of the Partnership and punitive damages.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II, Inc., Cencom Cable, Charter Communications, Inc., the parent of Cencom Partners, Inc. and Cencom Partners II, Inc., certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II, Inc. and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of CCIP II assets and the sale of certain Partnership assets. The damages claimed by the plaintiffs are as yet unspecified.

All affiliated entities named above in these two lawsuits believe that they have meritorious defenses in both actions, including defenses based on applicable statutes of limitations, and intend to defend the actions vigorously.

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

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits
         10(y) Credit Agreement dated as of May 23, 1997 among Cencom Cable Income Partners II, L.P. and Cencom Partners, L.P. as the Borrowers and Canadian Imperial Bank of Commerce as the Lender and Agent (the "Credit Agreement").

         27     Financial Data Schedule

     B. Reports on Form 8-K

        On April 15, 1997, the Partnership filed a report on Form 8-K related to the three separate sales of cable television systems between march 31, 1997 and April 7, 1997, reported in Part I, Item 2 herein, as follows:

        a) On March 31, 1997, the Partnership sold the cable television systems serving jasper, Woodville and Cleveland, Texas, to an unaffiliated third party for approximately $9,986,000.

        b) On March 31, 1997, the Partnership sold the cable television systems serving Marlin, Madisonville and Buffalo, Texas, to an unaffiliated third party for approximately $5,269,000.

        c) On April 7, 1997, the Partnership sold the cable television systems serving Anderson County, South Carolina, to an affiliate of the General Partner for approximately $36,636,000. The sale of these cable television systems was consummated following notification of approval by a majority of the Limited Partners for such transaction.

Pursuant to Article 3 of Regulation S-X, the Form 8-K filing included certain unaudited pro forma financial information related to the three sale transactions.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                        FOR QUARTER ENDED JUNE 30, 1997


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENCOM CABLE INCOME PARTNERS II, L.P.

                                           By: Cencom Properties II, Inc.,
                                               its General Partner



                                           By: /s/ Jerald L. Kent
                                               --------------------------------
                                               Jerald L. Kent
                                               Executive Vice President and
                                               Chief Financial Officer



By:  /s/Jerald L. Kent                         August 13, 1997
     ---------------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer


By:  /s/Ralph G. Kelly                         August 13, 1997
     ---------------------------------
     Ralph G. Kelly
     Treasurer