Form 10-Q
period 1997-09-30
CENCOM CABLE INCOME PARTNERS II L P
filed 1997-11-13
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              --------------------


                                   FORM 10-Q


(Mark one)
X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                     OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                -----------------   --------------------------

Commission File Number 33-17174
                      ----------

                    CENCOM CABLE INCOME PARTNERS II, L.P.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



          Delaware                                    43-1456575
          --------                                    ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                   63131
-----------------------------------                   -----
(Address of Principal Executive Offices)              (Zip Code)

(Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -    -

                    CENCOM CABLE INCOME PARTNERS II, L.P.


            FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                    INDEX



                                                                                                         Page
                                                                                                         ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  a.          Balance Sheets - September 30, 1997 and December 31, 1996                     3
                  b.          Statements of Operations - Three Months Ended September 30, 1997 and 1996     4
                  c.          Statements of Operations - Nine Months Ended September 30, 1997 and 1996      5
                  d.          Statement of Partners' Capital (Deficit) - Nine Months Ended
                              September 30, 1997                                                            6
                  e.          Statements of Cash flows - Nine Months Ended September 30, 1997 and 1996      7
                  f.          Notes to Financial Statements                                                 8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    11

Part II. Other Information

         Item 1.  Legal Proceedings                                                                        17

         Item 2.  Change in Securities - None                                                               -

         Item 3.  Defaults upon Senior Securities - None                                                    -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                -

         Item 5.  Other Information - None                                                                  -

         Item 6.  Exhibits and Reports on Form 8-K                                                         17

         Signature Page                                                                                    18

                    CENCOM CABLE INCOME PARTNERS II, L.P.

                                BALANCE SHEETS

                                                                      September 30,      December 31,
                                                                          1997               1996
                                                                      -------------      ------------
                                                                       (Unaudited)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $     386,701      $     531,285
  Accounts receivable, net                                                  122,997            222,708
  Prepaid expenses and other                                                 40,675             78,705
                                                                      -------------      -------------
        Total current assets                                                550,373            832,698

PROPERTY, PLANT AND EQUIPMENT, net                                        2,994,709         18,938,808
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                          2,721,423                ---
FRANCHISE COSTS, net of accumulated amortization of $1,257,094 and
  $22,383,464, respectively                                                  39,274            724,004

DEBT ISSUANCE COSTS, net of accumulated amortization of $17,288 and
  $-0-, respectively                                                        272,291            350,000

RESTRICTED FUNDS HELD IN ESCROW                                             750,000                ---
                                                                      -------------      -------------
                                                                      $   7,328,070      $  20,845,510
                                                                      =============      =============

               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of long-term debt                                $         ---      $  36,700,000
  Accounts payable and accrued expenses                                     966,919          2,397,674
  Income taxes withheld on behalf of Limited Partners                     2,216,768                ---
  Payables to General Partner and Unconsolidated Limited Partnership      5,074,109          3,532,580
  Subscriber deposits                                                        11,982             18,460
                                                                      -------------      -------------
        Total current liabilities                                         8,269,778         42,648,714
                                                                      -------------      -------------

LONG-TERM DEBT                                                            5,100,000                ---
                                                                      -------------      -------------

DEFERRED REVENUE                                                             19,198             24,803
                                                                      -------------      -------------
PARTNERS' CAPITAL (DEFICIT):
  General Partner                                                               ---         (2,828,374)
  Limited Partners (250,000 units authorized; 90,915 units issued
    and outstanding)                                                     (5,601,739)       (18,540,466)
  Note receivable from General Partner                                     (459,167)          (459,167)
                                                                      -------------      -------------
        Total Partners' capital (deficit)                                (6,060,906)       (21,828,007)
                                                                      -------------      -------------
                                                                      $   7,328,070      $  20,845,510
                                                                      =============      =============

      The accompanying notes are an integral part of these balance sheets.

                    CENCOM CABLE INCOME PARTNERS II, L.P.


                           STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)




                                                                                    1997         1996
                                                                                ----------    -----------
SERVICE REVENUES                                                                $ 1,473,477   $ 4,588,588
                                                                                -----------   -----------
OPERATING EXPENSES:
  Operating, general and administrative                                             877,713     2,616,489
  Depreciation and amortization                                                     291,000     1,460,192
  Liquidation costs                                                                     337       100,770
                                                                                -----------   -----------
                                                                                  1,169,050     4,177,451
                                                                                -----------   -----------
        Income from operations                                                      304,427       411,137
                                                                                -----------   -----------
OTHER INCOME (EXPENSE):
  Interest income                                                                     2,903         9,505
  Interest expense                                                                 (131,546)     (707,973)
  Equity in income of unconsolidated limited partnership (See Note 2)                89,570           ---
                                                                                -----------   -----------
                                                                                    (39,073)     (698,468)
                                                                                -----------   -----------
        Net income (loss)                                                       $   265,354   $  (287,331)
                                                                                ===========   ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                                  $      2.92   $     (3.13)
                                                                                ===========   ===========

AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                              90,915        90,915
                                                                                ===========   ===========

       The accompanying notes are an integral part of these statements.

                    CENCOM CABLE INCOME PARTNERS II, L.P.


                           STATEMENTS OF OPERATIONS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)




                                                                                    1997          1996
                                                                                -----------   ------------
SERVICE REVENUES                                                                $ 7,783,061   $ 13,500,474
                                                                                -----------   ------------
OPERATING EXPENSES:
  Operating, general and administrative                                           4,535,119      7,703,051
  Depreciation and amortization                                                   2,020,842      4,312,695
  Liquidation costs                                                                 326,806        309,968
                                                                                -----------   ------------
                                                                                  6,882,767     12,325,714
                                                                                -----------   ------------
        Income from operations                                                      900,294      1,174,760
                                                                                ------------  ------------
OTHER INCOME (EXPENSE):
  Interest income                                                                   170,612         31,596
  Interest expense                                                               (1,208,211)    (2,179,681)
  Equity in income of unconsolidated limited partnership (See Note 2)             8,221,423       ---
  Gain on sale of cable television systems                                       36,230,293       ---
                                                                                -----------   ------------
                                                                                 43,414,117     (2,148,085)
                                                                                -----------   ------------
        Net income (loss)                                                       $44,314,411   $   (973,325)
                                                                                ===========   ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                                  $    456.32   $     (10.60)
                                                                                ===========   ============

AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                              90,915         90,915
                                                                                ===========   ============

       The accompanying notes are an integral part of these statements.

                    CENCOM CABLE INCOME PARTNERS II, L.P.


                   STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (Unaudited)



                                                                       Note
                                                                     Receivable
                                                                       From
                                   General           Limited          General
                                   Partner           Partners         Partner           Total
                               ---------------     ------------      ----------      ------------
BALANCE, December 31, 1996     $   (2,828,374)     $(18,540,466)      $(459,167)     $(21,828,007)

  Net income                        2,828,374        41,486,037             ---        44,314,411
  Distributions                           ---       (28,547,310)            ---       (28,547,310)
                               --------------      ------------      ----------      ------------
BALANCE, September 30, 1997    $          ---      $ (5,601,739)      $(459,167)     $ (6,060,906)
                               ==============      ============      ==========      ============

        The accompanying notes are an integral part of this statement.

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                                  1997             1996
                                                                                        --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $   44,314,411   $     (973,325)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities-
        Depreciation and amortization                                                        2,020,842        4,312,695
        Amortization of debt issuance costs                                                    367,290              ---
        Equity in income of unconsolidated limited partnership                              (8,221,423)             ---
        Gain on sales of cable television systems                                          (36,230,293)             ---
        Changes in assets and liabilities, net of effect from sales of cable television systems:
            Accounts receivable, net                                                          (232,124)         (83,717)
            Prepaid expenses and other                                                         (40,638)         (51,556)
            Accounts payable and accrued expenses                                             (699,271)         (22,054)
            Income taxes withheld on behalf of Limited Partners                              2,216,768              ---
            Payables to General Partner and Unconsolidated Limited Partnership               1,541,529          702,707
            Subscriber deposits                                                                   (785)          (1,755)
            Deferred revenue                                                                    (2,099)          (2,325)
                                                                                        --------------   --------------
                Net cash provided by operating activities                                    5,034,207        3,880,670
                                                                                        --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net                                             (969,124)      (1,479,821)
  Proceeds from sales of cable television systems, net of cash sold                         51,477,222              ---
  Proceeds from sales of property, plant and equipment                                             ---            7,275
  Restricted funds held in escrow                                                             (750,000)             ---
  Distributions from investment in unconsolidated limited partnership                        5,500,000              ---
                                                                                        --------------   --------------
                Net cash provided by (used in) investing activities                         55,258,098       (1,472,546)
                                                                                        --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to Limited Partners                                                   (26,330,542)             ---
  Income taxes withheld related to distribution                                             (2,216,768)             ---
  Repayments on revolving line of credit                                                   (37,400,000)      (2,900,000)
  Borrowings on credit agreement                                                             5,800,000              ---
  Debt issuance costs                                                                         (289,579)             ---
                                                                                        --------------   --------------
                Net cash used in financing activities                                      (60,436,889)      (2,900,000)
                                                                                        --------------   --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (144,584)        (491,876)

CASH AND CASH EQUIVALENTS, beginning of period                                                 531,285          935,858
                                                                                        --------------   --------------

CASH AND CASH EQUIVALENTS, end of period                                                $      386,701   $      443,982
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

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements of Cencom Cable Income Partners II, L.P. (the "Partnership" or "CCIP II") as of September 30, 1997 and 1996, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented.
The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.

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

2. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Partnership owns limited partnership units of Cencom Partners, L.P. ("CPLP") which provide the Partnership an 84.03% ownership interest in CPLP. The Partnership accounts for its investment in CPLP using the equity method. For the period ended September 30, 1997, the Partnership recorded equity in income from its investment in CPLP totaling approximately $8,221,000, net of previously unrecorded losses of approximately $15,875,000. Also, during June 1997, the Partnership received a cash distribution from CPLP in the amount of $5,500,000.

Summary financial information for the operating results of CPLP, which are not consolidated with the operating results of the Partnership, are as follows:

                                                     For the Three        For the Three        For the Nine         For the Nine
                                                     Months Ended         Months Ended         Months Ended         Months Ended
                                                  September 30, 1997   September 30, 1996   September 30, 1997   September 30, 1996
                                                  ------------------   ------------------   ------------------   ------------------
Service revenues                                       $626,448             $ 3,453,621           $ 5,080,647          $10,180,196
                                                       ========             ===========           ===========          ===========
Income (loss) from operations                          $135,947             $  (383,920)          $   (53,719)         $(1,045,490)
                                                       ========             ===========           ===========          ===========
Gain on sale of cable television systems               $  --                $   --                $32,614,346          $   --
                                                       ========             ===========           ===========          ===========
Net income (loss)                                      $106,593             $(1,400,259)          $31,391,259          $(3,430,125)
                                                       ========             ===========           ===========          ===========


3.  LIQUIDATION:

The General Partner distributed a disclosure statement (the "Disclosure Statement") to the limited partners of the Partnership (the "Limited Partners") on March 6, 1997, which described various transactions and requested consent for certain proposed sales of cable television systems by the Partnership and CPLP to affiliates of the General Partner. A majority of the Limited Partners gave their consent for the sale of certain cable television systems to affiliates of the General Partner. Following receipt of the Limited Partners' consent, the Partnership and CPLP consummated the transactions with the affiliates of the General Partner, in accordance with the Disclosure Statement.

On March 31, 1997, the Partnership consummated the sale of certain of the cable television systems located in Texas (the "Texas Sales") in two separate asset sale transactions with unaffiliated third parties. The sales price was approximately $15,255,000, after initial closing adjustments, for the sale of approximately 10,400 basic subscribers, in the aggregate. Pursuant to the asset sale transactions with the unaffiliated third parties, the aggregate amount of $750,000 was deposited into indemnification escrow accounts. These funds will be released to the Partnership upon mutual satisfaction of the seller's representations and warranties related to the assets that were sold.

Proceeds from the Texas Sales on March 31, 1997, and South Carolina systems on April 7, 1997 (as discussed in the Disclosure Statement) were used to reduce to zero the balance of outstanding indebtedness, with the remaining funds of approximately $14.0 million placed in short-term investments.

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

The Partnership utilized its short-term investments, the cash distribution received from CPLP and funds available under its new credit facility (see Note
6) for the purpose of making a distribution to the Limited Partners. During June 1997, the Partnership made a distribution of $314 per unit, net of $2.4 million withheld for state income taxes, to the Limited Partners, for a total net distribution of approximately $26.1 million. No distribution was made by the Partnership to the General Partner.

Bids submitted to date with respect to the Northeast Missouri systems and the remainder of the Texas systems were considered too low relative to the appraised fair market values of such systems established pursuant to an appraisal process. Thus, these bids have not been accepted by the General Partner. The General Partner continues to seek potential purchasers for these remaining systems.

Upon dissolution, the General Partner or other liquidating agent is required to liquidate partnership assets and to distribute all available proceeds as soon as practicable after their receipt by the Partnership. After payment of the Partnership's liabilities, these sales proceeds will be distributed as set forth in the Partnership Agreement.

Upon finalization of a complete plan of liquidation and the determination of net proceeds (in accordance with that prescribed in the Partnership Agreement) from sales of all assets, the Partnership will change its basis of accounting from the going-concern basis to the liquidation basis. Under the liquidation basis of accounting, assets are recorded at their estimated realizable values and liabilities are recorded at their estimated settlement amounts. The asset and liability amounts on the balance sheets do not purport to represent realizable or settlement values.


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

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II, Inc., Cencom Cable, Charter Communications, Inc. ("Charter"), manager of the Partnership's operating cable television systems, and the parent of Cencom Partners, Inc. and Cencom Properties II, Inc., certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II, Inc. and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of CCIP II assets and the sale of certain Partnership assets. The damages claimed by the plaintiffs are as yet unspecified.

The Partnership has not been named as a defendant in the above actions.


6. LONG - TERM DEBT

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement for $65.0 million and entered into a credit agreement (the "Credit Agreement") with a bank for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At September 30, 1997, CCIP II had $5,100,00 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest, at the Partnership's option, based on the prime rate of the Canadian Imperial Bank of Commerce (the agent bank), or LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At September 30, 1997, the weighted average interest rate on outstanding indebtedness was 7.72%. The weighted average interest rate and weighted average outstanding borrowings for the period from May 23, 1997 to September 30, 1997 related to outstanding indebtedness of the Credit Agreement was 9.30% and $4,278,000, respectively. As this debt instrument bears interest at current market rates, its carrying amount approximates fair market value at September 30, 1997.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive of which requires the maintenance of a ratio of total debt to annualized operating cash flow of
4.00 to 1.00 at September 30, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002.

7.   RELATED PARTY

Payables to General Partner and CPLP were approximately $5.1 million at September 30, 1997 and approximately $3.5 million at December 31, 1996. At December 31, 1996, the payable to General Partner consisted of deferred management fees, of which approximately $2.3 million was deferred under the terms of the Partnership Agreement and approximately $1.2 million was deferred under the terms of the Credit Agreement. At September 30, 1997, the payables to General Partner and CPLP consisted primarily of deferred management fees, with approximately $2.6 million deferred under the terms of the Partnership Agreement and approximately $1.4 million voluntarily deferred by the General Partner. In addition, at September 30, 1997, payables to General Partner and CPLP included $1,100,000 payable to CPLP, proceeds of which were used to reduce outstanding indebtedness under the Credit Agreement.

CENCOM CABLE INCOME PARTNERS II, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth the approximate number of subscribers of the Partnership as of the dates indicated.

                                    September 30,  December 31,  September 30,
                                        1997           1996          1996
                                    -------------  ------------  -------------
    Basic Subscribers:
      Texas systems                     11,700        21,900         22,200
      South Carolina systems                --        20,800         20,700
      Northeast Missouri systems         1,800         2,000          2,000
                                        ------        ------         ------
                                        13,500        44,700         44,900
                                        ======        ======         ======
    Premium Subscriptions:
      Texas systems                      4,500         7,600          7,100
      South Carolina systems                --        10,400         10,800
      Northeast Missouri systems           700           900            900
                                        ------        ------         ------
                                         5,200        18,900         18,800
                                        ======        ======         ======

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:


                                                                                 For the Three Months
                                                                                  Ended September 30
                                                                                 --------------------
                                                                                      (Unaudited)
                                                                         1997                                1996
                                                                -------------------------       --------------------------
                                                                 Amount      % of Revenue       Amount        % of Revenue
                                                                ----------   ------------      ----------     ------------
    Service Revenues                                            $1,473,477       100.0%        $4,588,588       100.0%
                                                                ----------       ------        ----------       -----
    Operating Expenses:
      Operating, General and Administrative                        877,713        59.5          2,616,489        57.0
      Depreciation and Amortization                                291,000        19.7          1,460,192        31.8
      Liquidation Costs                                                337          .1            100,770         2.2
                                                                ----------       ------        ----------       -----
                                                                 1,169,050        79.3          4,177,451        91.0
                                                                ----------       ------        ----------       -----
    Income from Operations                                         304,427        20.7            411,137         9.0
                                                                ----------       ------        ----------       -----
    Other Income (Expense):
      Interest Income                                                2,903          .1              9,505          .2
      Interest Expense                                            (131,546)       (8.9)          (707,973)      (15.4)
      Equity in Income of Unconsolidated
      Limited Partnership                                           89,570         6.1               ---          ---
                                                                ----------       ------        ----------       -----
                                                                   (39,073)       (2.7)         (698,468)       (15.2)
                                                                ----------       ------        ----------       -----
    Net Income (Loss)                                           $  265,354        18.0         $(287,331)        (6.2)
                                                                ==========       ======        ==========       =====

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:


                                                              For the Nine Months
                                                              Ended September 30
                                                              -------------------
                                                                  (Unaudited)
                                                    1997                                 1996
                                        ----------------------------           ------------------------
                                            Amount      % of Revenue       Amount        % of Revenue
                                        -------------   ------------  ----------------  --------------
Service Revenues                        $   7,783,061         100.0%       $13,500,474          100.0%
                                        -------------   -----------   ----------------  -------------
Operating Expenses:
  Operating, General and Administrative     4,535,119          58.3          7,703,051           57.1
  Depreciation and Amortization             2,020,842          26.0          4,312,695           31.9
  Liquidation Costs                           326,806           4.1            309,968            2.3
                                        -------------   -----------   ----------------  -------------
                                            6,882,767          88.4         12,325,714           91.3
                                        -------------   -----------   ----------------  -------------
Income from Operations                        900,294          11.6          1,174,760            8.7
                                        --------------  -----------   ----------------  -------------
Other Income (Expense):
  Interest Income                             170,612           2.2             31,596             .2
  Interest Expense                         (1,208,211)        (15.5)        (2,179,681)         (16.1)
  Equity in Income of Unconsolidated
    Limited Partnership                     8,221,423         105.6         ---               ---
  Gain on Sales of Cable Television
    Systems                                36,230,293         465.5         ---               ---
                                        -------------   -----------   ----------------   ------------
                                           43,414,117         557.8         (2,148,085)         (15.9)
                                        -------------   -----------   ----------------   ------------
 Net Income (Loss)                      $  44,314,411         569.4%       $  (973,325)          (7.2)%
                                        ==============  ===========   ===============   =============

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems.
Service revenues decreased by 67.9% and 42.3% for the three and nine months ended September 30, 1997, respectively, when compared to the similar periods of 1996. These decreases are due to the sale of certain of the Texas systems on March 31, 1997, (the "Texas Sales") and the sale of the South Carolina systems on April 7, 1997, (the "South Carolina Sale") (collectively the "System Sales").

Basic subscribers of the Partnership at September 30, 1997 were approximately 13,500, which represents a decrease of 69.8% versus December 31, 1996 as a result of the System Sales. Basic subscribers in the Northeast Missouri systems and the Texas systems that were not sold on March 31, 1997 (collectively the "Remaining Systems") have decreased 0.7% from approximately 13,600 subscribers at December 31, 1996.

Premium service subscriptions decreased 72.5% from 18,900 subscriptions at December 31, 1996 to 5,200 subscriptions at September 30, 1997. This decrease is primarily due to the System Sales. Premium subscriptions for the Remaining Systems decreased 3.7% from approximately 5,400 subscriptions at December 31, 1996.

Operating Expenses

Operating, general and administrative expenses of the Partnership decreased by $1,739,000 and $3,168,000, or 66.5% and 41.1%, respectively, for the three and nine months ended September 30, 1997 versus the similar periods of 1996. These decreases are primarily the result of the Partnership serving fewer subscribers as a result of the System Sales.

Depreciation and amortization expense decreased by $1,169,000 and $2,292,000, or 80.1% and 53.1%, respectively, for the three and nine months ended September 30, 1997 versus the similar periods of 1996. These decreases are related to the smaller base of depreciable and amortizable assets as a result of the System Sales.

Liquidation costs of $337 and $327,000 were incurred by the Partnership for the three and nine months ended September 30, 1997, related to System Sales. These costs consisted primarily of legal fees.

Other Income and Expenses

Interest income was $3,000 and $171,000 for the three and nine months ended September 30, 1997. Interest income was primarily generated by the Partnership during the period following the System Sales when approximately $14.0 million was invested in short-term commercial paper. These investments were sold in order to make the distribution to the Limited Partners during June 1997.

Interest expense was $132,000 and $1,208,000 for the three and nine months ended September 30, 1997, which was a decrease of 81.3% and 44.6% versus the similar periods of 1996. These decreases are primarily the result of lower average outstanding indebtedness of the Partnership during 1997 as a result of utilizing proceeds from the System Sales to reduce debt balances.

Equity in income of unconsolidated limited partnership relates to revenue recorded by the Partnership for its share of net income recorded by Cencom Partners, L.P. ("CPLP"). For the nine months ended September 30, 1997, this revenue is primarily due to CPLP's gain on the sale of its cable television systems, which occurred during April 1997.

Gain on sale of cable television systems by the Partnership is the result of the Texas Sales on March 31, 1997 and from the South Carolina Sale on April 7, 1997. The gain is net of brokerage fees of approximately $403,000.

Net Income

Net income was $0.3 million and $44.3 million for the three and nine months ended September 30, 1997, versus net losses of $0.3 million and $1.0 million for the three and nine months ended September 30, 1996, respectively. The primary reasons for the change for the quarter ended September 30, 1997 are the reduction in interest expense and the equity in income of unconsolidated limited partnership. For the nine months ended September 30, 1997, the reasons for the change are the reduction in interest expense, the gains on sales of cable television systems and the equity in income of unconsolidated limited partnership.

Liquidity and Capital Resources

The Registrant has historically been able to meet capital needs through borrowings under credit facilities and from cash generated by operations. The Registrant anticipates that cash generated from operations and available credit should be adequate for future foreseeable capital requirements over the remaining life of the Partnership.

Prior to May 23, 1997, the Partnership had maintained for a secured revolving line of credit with a consortium of banks for borrowings up to a maximum of $65.0 million. Outstanding borrowings under this credit facility were $36,700,000 at December 31, 1996, which was reduced to $21,718,122 at March 31, 1997 from the proceeds of the Texas Sales. Outstanding indebtedness was reduced to zero on April 7, 1997 from the proceeds of the South Carolina Sale.

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement for $65.0 million and entered into a credit agreement (the "Credit Agreement") with a bank for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At September 30, 1997, CCIP II had $5,100,000 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the prime rate of the Canadian Imperial Bank of Commerce (the agent bank), or LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At September 30, 1997, the weighted average interest rate on outstanding indebtedness was 7.72%. The weighted average interest rate and weighted average outstanding borrowings by CCIP II for the period from May 23, 1997 to September 30, 1997 related to outstanding indebtedness of the Credit Agreement was 9.30% and $4,278,000, respectively. As this debt instrument bears interest at current market rates, its carrying amount approximates fair market value at September 30, 1997.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive of which requires the maintenance of a ratio of total debt to annualized operating cash flow of
4.00 to 1.00 at September 30, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the total amount outstanding (based upon available borrowings) shall be reduced by $800,000. Quarterly payments will continue until March 31, 2002, at which time the total outstanding (based upon available borrowings) shall be reduced by $1,600,000, payable quarterly until December 31, 2002 or such time as the outstanding indebtedness under the Credit Agreement is reduced to zero.

The Partnership made capital expenditures of approximately $969,000 during the first nine months of 1997, primarily related to subscriber installations and improvements to the cable plant.

Payables to General Partner and affiliates were approximately $5.1 million at September 30, 1997 and approximately $3.5 million at December 31, 1996. At December 31, 1996, the payable to General Partner consisted of deferred management fees, of which approximately $2.3 million was deferred under the terms of the Partnership Agreement and approximately $1.2 million was deferred under the terms of the credit facility. At September 30, 1997, the payables to General Partner and affiliates consisted primarily of deferred management fees, with approximately $2.6 million deferred under the terms of the Partnership Agreement and approximately $1.4 million voluntarily deferred by the General Partner. In addition, at September 30, 1997, payables to General Partner and affiliates included $1,100,000 payable to CPLP, proceeds of which were used to reduce bank indebtedness.

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

Proceeds from the Texas Sales on March 31, 1997 and the South Carolina Sale on April 7, 1997 were used to reduce to zero the balance of outstanding indebtedness, with the remaining funds of approximately $14.0 million placed in short-term investments.

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

The Partnership utilized its short-term investments, the cash distribution that it received from CPLP and funds available under its new credit facility (see
Note 6 of the financial statements) for the purpose of generating a distribution to the Limited Partners. During June 1997, the Partnership made a distribution of $314 per unit, net of amounts withheld for state income taxes to the Limited Partners, for a total net distribution of approximately $26.1 million. No distribution was made by the Partnership to the General Partner. There have been no subsequent distributions.

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

          27      Financial Data Schedule



     B.   Reports on Form 8-K - None

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                      FOR QUARTER ENDED SEPTEMBER 30, 1997


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

                                          CENCOM CABLE INCOME PARTNERS II, L.P.


                                          By:  Cencom Properties II, Inc.,
                                               its General Partner




                                          By:  /s/ Jerald L. Kent
                                               ----------------------------
                                               Jerald L. Kent
                                               Executive Vice President and
                                               Chief Financial Officer




By:  /s/Jerald L. Kent                         November 13, 1997
     ----------------------------
     Jerald L. Kent
     Executive Vice President and
     Chief Financial Officer


By:  /s/Ralph G. Kelly                         November 13, 1997
     ----------------------------
     Ralph G. Kelly
     Treasurer