Form 10-K405
period 1997-12-31
CENCOM CABLE INCOME PARTNERS II L P
filed 1998-03-30
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           -----------------------
                                   FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM           TO
                                                ---------    ---------

                        Commission file number 33-17174

                         ---------------------------
                     CENCOM CABLE INCOME PARTNERS II, L.P.
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                        43-1456575
         (State or Other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

         12444 Powerscourt Drive Suite 400
         St. Louis, Missouri                       63131
         (Address of Principal Executive Offices)  (Zip Code)

      Registrant's telephone number, including area code:  (314) 965-0555
                         ---------------------------
       Securities registered pursuant to Section 12(b) of the Act:  None
                         ---------------------------
          Securities registered pursuant to Section 12(g) of the Act:
             Units of Limited Partnership Interests $1,000 per unit
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes X                           No
                   ---                            ---
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

 The following documents are incorporated into this Report by reference:  None

                     CENCOM CABLE INCOME PARTNERS II, L.P.
                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

Item 1.  Business ............................................................................    3
Item 2.  Properties ..........................................................................   13
Item 3.  Legal Proceedings ...................................................................   13
Item 4.  Submission of Matters to a Vote of Security Holders .................................   14


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters ...............   14
Item 6.  Selected Financial Data .............................................................   16
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations .......................................................................   17
Item 8.  Financial Statements and Supplementary Data .........................................   20
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ..........................................................................   21


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant .................................   22
Item 11.  Executive Compensation .............................................................   22
Item 12.  Security Ownership of Certain Beneficial Owners and Management .....................   23
Item 13.  Certain Relationships and Related Transactions .....................................   23


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ....................   24

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Cencom Cable Income Partners II, L.P. (the "Partnership" or the "Registrant") was formed as a Delaware limited partnership in 1987 pursuant to the terms of a partnership agreement (the "Partnership Agreement"), to acquire, develop, operate and ultimately sell cable television systems (the "Partnership Systems" or the "Systems"). Cencom Properties II, Inc., a Delaware corporation, is the general partner of the Registrant (the "General Partner") and acts as the management company (the "Management Company") for the purpose of managing the cable television systems. The principal executive offices of the General Partner and the Partnership are located at 12444 Powerscourt Drive, Suite 400, St. Louis, Missouri 63131 and their telephone number is (314) 965-0555.

As of December 31, 1997, the Partnership owned and operated cable television systems in communities located in northeast Missouri and southwest Texas, and served approximately 13,400 basic subscribers who subscribed to approximately 5,200 premium service subscriptions. The Partnership experienced a significant decrease in basic subscribers and premium subscriptions from December 31, 1996 to December 31, 1997, due to the sale of certain of the Partnership's cable television systems in March and April 1997, as described below.

The Partnership also has invested in limited partnership interests of Cencom Partners, L.P. ("CPLP"). The Partnership is allocated 84.03% of the net income or losses of CPLP, based on its ownership interests. The Partnership owns only Limited Partnership Units of CPLP and does not exercise significant influence over CPLP's operations; therefore the Partnership's investment in CPLP is accounted for using the equity method.


PARTIAL LIQUIDATION OF ASSETS

The Partnership's term expired on December 31, 1995 and during 1996 and 1997 both the Partnership and CPLP have been in the process of dissolution and winding up through the sale of their respective assets. In connection with the dissolution of the Partnership's assets, the Partnership Systems were appraised by independent appraisers and marketed for sale by an independent broker using an auction process. Furthermore, the systems that were sold to affiliates of the General Partner were approved by a majority of the Partnership's limited partners (the "Limited Partners") and were subject to the appraisal process provided for in the Partnership Agreement.

As a result of the auction process, the General Partner sold the Partnership's South Carolina System (the "South Carolina System" or the "Anderson County System") which served approximately 20,800 basic subscribers (46.5% of the Partnership's total basic subscribers) to an affiliate of the General Partner for an aggregate purchase price of $36,700,000. The sale of the Anderson County System was consummated on April 7, 1997. Also, certain of the Southeast Texas Systems (Woodville, Jasper, Cleveland, Marlin, Madisonville and Buffalo areas), which served approximately 10,300 basic subscribers (23.0% of the Partnership's total basic subscribers) were sold to non-affiliates for an aggregate purchase price of $15,250,000. These sales of certain Southeast Texas systems were consummated on March 31, 1997. Proceeds from the sales of the Texas Systems on March 31, 1997 and the South Carolina Systems on April 7, 1997 were used to reduce to zero the Partnership's outstanding indebtedness, with the remaining funds of approximately $14.0 million placed in short-term investments.

Bids submitted to date with respect to the Partnership's Northeast Missouri Systems and the remainder of the Southeast Texas Systems were viewed by the General Partner to be too low relative to the estimated fair market values allocated to such Systems pursuant to the appraisal process. Accordingly, these bids were not accepted by the General Partner. Although the General Partner intends to liquidate the Partnership as expeditiously as possible, it did not believe a sale or sales of the Northeast Missouri Systems or the remainder of the Southeast Texas Systems at that time would have been in the best interests of the Partnership or the Limited Partners. The General Partner intends to continue to operate the Partnership while it actively seeks potential purchasers for these remaining systems.

Concurrent, with the liquidation of the Partnership's Systems, CPLP has been liquidating its assets through sales of a portion of its systems. The liquidation was effected to satisfy the requirement by CPLP's senior bank lenders that the CPLP credit facility be repaid in accordance with its terms. The CPLP liquidation was also commenced to facilitate the liquidation of the Partnership, which requires the liquidation of all of the Partnership's assets, including its entire ownership interest in CPLP. As with the Partnership, CPLP also obtained an appraisal of its cable systems, marketed its systems for sale through an independent broker using an auction process, and had the Partnership's Limited Partners approve the sale of systems to be sold to affiliates.

As a result of the auction process, on April 7, 1997, CPLP's general partner sold CPLP's South Carolina and North Carolina Systems, then serving approximately 29,900 basic subscribers (82.5% of CPLP's total basic subscribers) for an aggregate price of $52,450,000 to affiliates of the Partnership's General Partner. The bids submitted for CPLP's remaining systems in and around LaGrange, Texas were below the appraised fair market value and have not been accepted by its general partner. CPLP intends to continue to operate its remaining systems until an acceptable bid is received.

Proceeds from CPLP's sale of certain of the cable television systems on April 7, 1997 enabled CPLP to reduce to zero the balance of its outstanding indebtedness and retire its special limited partnership interests, with the remaining funds of approximately $6.6 million placed in short-term investments. During May 1997, CPLP made a distribution to its Limited Partners, of which approximately $5.5 million was distributed to the Partnership.

During May 1997 the Partnership negotiated a new joint credit facility for both the Partnership and CPLP. The Partnership utilized proceeds from its new credit facility, proceeds from its short-term investments and the distribution that it received from CPLP for the purpose of generating a distribution to the Limited Partners. During June 1997, the Partnership made an aggregate distribution to the Limited Partners of approximately $28.5 million ($314 per Unit). From this aggregate distribution, certain amounts were withheld from certain of the Limited Partners due to applicable state income taxes. No distribution was made by the Partnership to the General Partner.

It is the General Partner's intention to continue to market and sell the Partnership's remaining assets, repay the balance of the Partnership's outstanding obligations, terminate the Partnership and distribute all remaining proceeds thereof (subject to a holdback for contingencies) as expeditiously as possible, subject to the receipt of acceptable offers to purchase the remaining Partnership assets. At such time as all of the Partnership and the CPLP systems are sold, and all available CPLP distributions are received by the Partnership, the Partnership's outstanding obligations will be paid and the Partnership will be terminated. Upon its termination, the Partnership will cease to be a public entity and will no longer be subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended.


THE CABLE TELEVISION INDUSTRY

Most cable television systems offer a variety of channels and programming and are distinguished from competitive technologies because they bring a hard wire connection to each subscriber over a wide area. In recent years, technological improvements used in new construction or to upgrade existing plant of cable television systems have improved signal quality as well as increased channel capacity, which, in turn, has increased the potential number of programming offerings available to subscribers. See "Item 1. Marketing, Programming and Rates."

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

The signal distribution system consists of amplifiers and trunk lines which originate at the headend and carry the signal to various parts of the system, smaller distribution cable and distribution amplifiers which carry the signal to the immediate vicinity of the subscriber and drop lines which carry the signal into the subscriber's home. In the past several years, manycable operators have utilized fiber optic (in place of, or in combination with, coaxial) technology to transmit signals through the primary trunk lines.


DESCRIPTION OF THE PARTNERSHIP SYSTEMS

The following table sets forth a summary of subscriber data (rounded to the nearest hundred) of the Partnership's Systems as of the dates indicated:


                                           As of December 31,
                                       -------------------------
                                        1997     1996      1995
                                       ------  -------    ------
Basic Subscribers:
    Northeast Missouri Systems          1,800      2,000   2,100
    Anderson County System                  -     20,800  20,200
    Southeast Texas Systems            11,600     21,900  22,200
                                      -------    ------- -------
                                       13,400     44,700  44,500
                                      =======    ======= =======

Premium Subscriptions:
    Northeast Missouri Systems            800        900   1,000
    Anderson County System                  -     10,400  11,100
    Southeast Texas Systems             4,400      7,600   8,400
                                      -------    ------- -------
                                        5,200     18,900  20,500
                                      =======    ======= =======


The Northeast Missouri Systems

The Northeast Missouri Systems serve eight communities in the northeastern section of Missouri. As of December 31, 1997, these systems consisted of seven headends having approximately 70 miles of activated distribution plant passing approximately 4,100 homes. The largest headend serves Canton and LaGrange, Missouri. As of December 31, 1997, Canton and LaGrange subscribers accounted for approximately 46% of the Northeast Missouri Systems' basic subscribers.
The remaining six headends each serve less than 400 basic subscribers. At December 31, 1997, the Partnership employed two full-time equivalent persons in connection with the operation of the Northeast Missouri Systems.

Anderson County System

The Anderson County System, which was sold by the Partnership on April 7, 1997, served the cities of Pelzer, Travelers Rest, West Pelzer, Williamston and the private development of Keowee Key, the Town of Salem, and portions of the counties of Anderson, Greenville, Oconee and Pickens, all in South Carolina.
As of the date of sale, the Anderson County System consisted of four headends and approximately 1,200 miles of activated distribution plant passing approximately 28,700 homes, and employed approximately 26 persons full time in connection with the operation of the Anderson County System. The largest communities served by the Anderson County System were unincorporated Anderson and Greenville Counties, which accounted for approximately 47% and 24%, respectively, of the basic subscribers served by the Anderson County System.

The Southeast Texas Systems

On March 31, 1997, the Partnership sold the cable television systems in the Woodville, Jasper, Cleveland, Marlin, Madisonville and Buffalo areas, then serving approximately 10,300 basic subscribers and employing approximately 17 full-time equivalent persons.

As of December 31, 1997, the remaining Southeast Texas Systems served approximately 11,600 basic subscribers in the communities of Kingsville, Angleton, Aqua Dolce, Driscoll, Belleville, Hempstead and Sealy. These cable television systems consisted of seven headends, of which Angleton and Kingsville serve 36% and 46% of the basic subscribers, respectively. At December 31, 1997, the Partnership employed 20 full-time equivalent persons in connection with the operation of these systems.

DESCRIPTION OF CPLP SYSTEMS

As described above, CPLP sold certain of its systems in 1997. As of December 31, 1997, CPLP owned cable television systems that serve communities in and around LaGrange, Texas, consisting of approximately 170 miles of activated distribution plant which passed approximately 10,400 homes and served customers subscribing to approximately 6,300 basic and 2,200 premium units. The monthly basic fees at December 31, 1997, were $11.25 for the basic service tier and $16.22 for the expanded basic tier. CPLP employed nine full-time equivalent persons at December 31, 1997.


MARKETING, PROGRAMMING AND RATES

The Partnership's marketing program is based upon offering various packages of cable services designed to appeal to different market segments. The General Partner performs and utilizes market research on selected systems, compares the data to national research and tailors a marketing program for each individual market. The General Partner utilizes a coordinated array of marketing techniques to attract and retain subscribers, including door-to-door solicitation, telemarketing, media advertising and direct mail solicitations. The Partnership implements in the Partnership Systems the marketing efforts instituted by the General Partner to gain new subscribers and increase basic and premium penetration in the communities served by the Systems.

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

Rates to subscribers vary from market to market and in accordance with the type of service selected. The Partnership Systems' monthly basic fees, at December 31, 1997, ranged from $8.75 to $15.60 for the basic service tier and $14.82 to $17.99 for the expanded basic tier. A one-time installation fee, which may be partially waived during a promotional period, is charged to new subscribers. The practices of the Registrant regarding rates are consistent with the current practices in the industry. See "Regulation and Legislation" for a discussion of rate setting.


MANAGEMENT AGREEMENT

Since July 15, 1994, the Partnership Systems have been managed by the General Partner, which assumed the rights and obligations of the former manager under the Management Agreement effective March 31, 1988, by and between the Partnership and the Management Company (the "Management Agreement"). Consequently, the Management Company has the exclusive right, authorization and responsibility to manage the Partnership Systems.

The Management Agreement provides that the Management Company will receive for its services a management fee equal to 5% of the annual gross operating revenues of the Partnership. Such fee is to be paid quarterly in arrears after the Partnership pays quarterly distributions to the Limited Partners. Beginning in 1989, up to 50% of the management fee payment is subordinate to certain quarterly distributions to the Limited Partners. Unpaid management fees accrue without interest. During 1997, 1996, and 1995, the Registrant recorded approximately $462,000, $905,000, and $852,000, respectively, of such management fee expense although it ceased making such payments shortly thereafter. Management fees of approximately $4,076,000, $3,614,000 and $2,709,000 were included in Payables to General Partners and affiliates at December 31, 1997, 1996 and 1995, respectively. Although the General Partner is currently entitled to collect 50% of its management fees pursuant to the terms of the Management Agreement, the General Partner has decided to voluntarily defer receipt of such fees (approximately $1,442,000 as of December 31, 1997) until such time as the Partnership's outstanding indebtedness is reduced through a combination of repayment and refinancing of such indebtedness.

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


COMPETITION

Cable television systems compete with other providers of television signals and other sources of home entertainment. The competitive environment has been significantly affected both by technological developments as well as regulatory changes enacted in the Telecommunications Act of 1996 ("1996 Telecom Act") which were designed to enhance competition in the cable television and local telephone markets (see "Regulation and Legislation" below). Key competitors today include:

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using a traditional "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Accordingly, cable operators in rural areas, where "off-air" reception is more limited, generally achieve higher penetration rates than do operators in major metropolitan areas, where numerous, high quality "off-air" signals are available.

DBS. In recent years, direct broadcast satellite ("DBS") has emerged as significant competition to cable television systems. Earlier "direct-to-home" satellite services required the subscriber to purchase a large and expensive "dish" antenna, but newer medium and high powered alternatives now allow the subscriber to receive video services directly via satellite using a relatively small dish. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical cable system. DBS providers offer most of the same programming services as are available through cable television, but also offer certain sports packages not available through cable television systems. Although a home satellite subscription at one time required purchase or lease of an expensive satellite dish, the cost and size of DBS has decreased dramatically for the consumer.
DBS does suffer certain significant operating disadvantages compared to cable television, however, including the subscriber's inability to view different programming on different television sets, line-of-sight reception requirements, up-front costs associated with the "dish" antenna, and the lack of local programming (unless the subscriber also receives off-air signals and installs a rooftop antenna and a special toggle switch). DBS currently faces technical and legal obstacles to providing local broadcast signals, although at least one DBS provider is now attempting to do so in certain major markets, and legislation is now pending that may remove the existing legal obstacle.

Traditional Overbuild. Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenue to the operator of the original system. Overbuilds historically have been relatively rare, as constructing and developing a cable television system is capital-intensive, and it is difficult for the new operator to gain a marketing advantage over the incumbent operator. Although a private competitor ordinarily would require a franchise from local jurisdiction, municipalities themselves have sometimes built and operated their own overbuild.

Telephone.  Federal cross-ownership restrictions historically limited entry by
local telephone companies into the cable television business.   The 1996
Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable systems. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The entry of telephone companies as direct competitors is likely to continue and could adversely affect the profitability and valuation of the Partnership's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

Private Cable. Additional competition is posed by private cable television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complex, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators.

Wireless Cable. Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"). MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The FCC has recently taken a series of actions, including the auctioning of additional spectrum for Local Multipoint Distribution Services ("LMDS") that could enhance the ability of wireless cable to compete with traditional cable systems. Telephone companies have acquired or invested in wireless companies, and may use traditional analog MMDS systems or digital MMDS to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their joint investment in a major MMDS company. Nevertheless, BellSouth has launched a digital MMDS system in the New Orleans and Atlanta markets and Pacific Bell has launched a digital MMDS system in Los Angeles.

Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.


REGULATION AND LEGISLATION.

The operation of a cable television system is extensively regulated by the Federal Communications Commission ("FCC"), some state governments and most local governments. The 1996 Telecom Act has altered the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations, and there has been a recent increase in calls in Congress and at the FCC to maintain or even tighten cable regulation in absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

Cable Rate Regulation. The Cable Television Consumer Protection and Competition Act of 1992 (the"1992 Cable Act") imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbentcable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

Although the FCC has established the underlying regulatory scheme, local government units (commonly referred to as local franchising authorities or "LFA's") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFA's have voluntarily declined to exercise this authority. LFA's also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allow operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the BST be offered to all cable subscribers and limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

At December 31, 1997, only one of the 17 LFA's (covering approximately 30% of the Systems' subscribers) that oversee the franchises under which the Systems operate are certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. If requisite eligibility criteria are satisfied, a cable operator may be allowed to rely on a vastly simplified cost-of-service rate justification and/or may be allowed to avoid regulation of
CPST rates entirely.   Under FCC regulations, cable systems serving 15,000 or
fewer subscribers, which are owned by or affiliated with a cable company serving in the aggregate no more than 400,0000 subscribers, can submit a simplified cost-of-service filing under which the regulated rate (including equipment charges) will be presumed reasonable if it equates to no more than $1.24 per channel. Eligibility for this relief continues if the small cable system is subsequently acquired by a larger cable operator, but is lost when and if the individual system serves in excess of 15,000 subscribers. With regards to cable systems owned by small operators, the 1996 Telecom Act immediately deregulated the CPST rates of cable systems serving communities with fewer than 50,000 subscribers, which are owned by or affiliated with entities serving, in the aggregate, no more than one percent of the nation's cable customers (approximately 617,000) and having no more than $250 million in annual revenues. The FCC's
                                     - 9 -
rulemaking with regard to this issue is outstanding and Charter is unable to determine whether or not it can or will benefit from this variety of deregulation.

The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. However, certain cable critics have called for the delay in that regulatory sunset and even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complains about predatory pricing still may be made to the FCC.


Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provided telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now pending before the Supreme Court.

Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the Partnership is now witnessing the beginning of LEC competition in certain metropolitan areas in the southeastern U.S.

Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LEC in the same market. The 1996 Telecom Act provided a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies that have substantial resources at their disposal, electric utilities could be formidable competitors to traditional cable systems.

Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three years holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions were the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. Although the 1992 Cable Act also precluded any cable operator from serving more than 30% of all U.S. domestic cable subscribers, this provision has been stayed pending further judicial review and FCC rulemaking.

There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act of 1934, as amended, does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that, among other things, allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations (such as those affiliated with a national network) typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable systems' programming offerings because a cable system with limited channel capacity may be required to forego carriage of channels desired by customers because available channel positions pre-empted by stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety. A rulemaking is expected to be initiated at the FCC shortly.

Access Channels. LFA's can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the District of Columbia Court of Appeals. Should the Court and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Recently, there has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

Inside Wiring. The FCC recently determined that an incumbent cable operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon, or sell the "home run" wiring initially installed by the cable operator. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within an MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for an MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and make the already competitive MDU sector even more challenging for incumbent cable operators.

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming,sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, aeronautical frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment capability. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adverse affect the Partnership's ability to obtain desired broadcast programming. In addition, pursuant to an industry-wide arrangement in effect through 1996, cable operators paid music licensing fees to BMI. The cable industry also expects to enter into a separate adjudicated rate arrangement with ASCAP, and expects to negotiate an extension of the BMI arrangement. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states (such as Connecticut) subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities ("LFA's") have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFA's cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchise.

The Systems operate pursuant to an aggregate of 18 non-exclusive franchises, permits or similar authorizations issued by governmental authorities. Under the terms of most of the franchises, a franchise fee of up to five percent (5%) of the gross revenues derived by a cable system from the provision of cable television services is payable to the franchising authority. Currently, 7 of the these franchises, serving approximately 12% of the Partnership's subscribers in the aggregate, were within a three-year window period for renewal.


EMPLOYEES

As of December 31, 1997, the Registrant employed a total of approximately 22 full-time equivalent persons in the operation of its cable television systems. None of the employees are represented by a union. The Registrant has never experienced a work stoppage. The Registrant believes its employee relations are generally good.


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

The Registrant believes that its properties are generally in good condition and fully utilized. The Systems currently operate at between 220 and 330 megahertz, whereas the General Partner believes the standard in the cable television industry for cable television systems similar to those operated by the Partnership to generally be a minimum of 450 megahertz. The physical components of the Systems require maintenance and periodic upgrading to keep pace with technological advances.

ITEM 3.  LEGAL PROCEEDINGS

On April 15, 1997, a petition was filed, and two amended petitions were subsequently filed in the Circuit Court of Jackson County, Missouri, by plaintiffs who are limited partners of the Partnership against the Partnership's General Partner (Cencom Properties II, Inc.); Cencom Partners, Inc. ("Cencom Partners"), the general partner of CPLP; the brokerage firms involved in the original sale of the limited partnership units; and Cencom Cable Entertainment, Inc. ("Cencom Cable"). Cencom Cable provided management services to both the Partnership and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs originally alleged that the defendants breached fiduciary duties and the terms of the Partnership Agreement in connection with the investment in CPLP, the management of the Partnership's assets and the sale of certain Partnership assets and dismissed without prejudice the brokerage defendants and the fraud allegations in the sale of the units. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the management of the Partnership and punitive damages.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, et. al. v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II, Cencom Cable, Charter Communications, Inc. ("Charter"), the ultimate parent of Cencom Partners and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the Partnership Agreement in connection with the investment in CPLP, the management of the Partnership's assets and the sale of certain partnership assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivative claim. As of December 31, 1997, the damages claimed by the plaintiffs are unspecified.

The Partnership is not a named defendant in the Jackson County litigation and is a nominal defendant in the Delaware litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 6, 1997, a Disclosure Statement and related consent materials was mailed to the Limited Partners in connection with the solicitation by the General Partner for the written consents of the Limited Partners for the proposed sales of the South Carolina Systems and for the sale of three of the four systems owned by CPLP to an affiliate of the General Partner. The written votes of the Limited Partners were received on April 7, 1997. Of the 90,915 outstanding LP Units, 49,194 LP Units (representing 93.7% of the LP Units voted and 54.1% of all LP Units outstanding) voted in favor of the proposed sales transactions. In addition, 3,328 LP Units (6.3% of the LP Units voted) voted against or abstained from voting.

No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

As of December 31, 1997, there were approximately 7,400 holders of 90,915 Limited Partnership Units of the Partnership (the "Units" or the "LP Units"). There is a very limited trading market for the Units and all transfers are subject to approval of the General Partner.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to distribute all cash available for distribution to the Limited Partners within 60 days after the end of each calendar quarter and, with respect to certain available refinancing proceeds and certain available sales proceeds, as soon as possible following completion of the relevant transaction. The Partnership suspended regular quarterly distributions to Limited Partners in the fourth quarter of 1993 to provide the Partnership with greater financial flexibility in meeting its debt covenants and in making capital expenditures. In June 1997, following the Partnership's sale of assets and refinancing of its credit facility, the Partnership made a special distribution of $314 per Limited Partnership Unit. From this aggregate distribution, certain amounts were withheld from certain of the Limited Partners due to applicable state income taxes. Distributions in arrears will be distributed in accordance with the Partnership Agreement.

During January 1995, Charter acquired 1,746 Units of the Partnership as part of a negotiated transaction for a sale of securities and assets. As of December 31, 1997, Charter held 1,746 Units of the Partnership, representing approximately 1.9% of the total outstanding limited partnership interests of the Partnership.

In August 1996, Charter received a letter from Gale Island LLC ("Gale"), a third party unaffiliated with the Partnership, the General Partner or any of their affiliates, offering to purchase up to 4.9% of the total outstanding limited partnership interests in the Partnership. As of December 31, 1996, Gale had purchased 1,786 LP Units pursuant to its offer. During 1997, Gale continued to purchase limited partnership interests of the Partnership as a result of their initial tender offer and a subsequent tender offer during 1997. As of December 31, 1997, Gale had purchased 2,115 LP Units pursuant to their offers, representing approximately 2.3% of the total outstanding limited partnership interests of the Partnership.

In September 1996, the Limited Partners received a letter from Madison Partnership Liquidity Investors V, LLC ("Madison"), a third party unaffiliated with the Partnership, the General Partner or any of their affiliates, offering to purchase up to 4.9% of the total outstanding limited partnership interests in the Partnership. As of December 31, 1996, Madison had purchased 671 LP Units pursuant to its offer. During 1997, Madison continued to purchase limited partnership interests of the Partnership as a result of their initial tender offer and a subsequent tender offer during 1997. As of December 31, 1997, Madison had purchased 3,100 LP Units pursuant to their offers, representing approximately 3.4% of the total outstanding limited partnership interests of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership and should be read in conjunction with the financial statements and notes thereto included pursuant to Item 8 of this Form 10-K.



                                                             AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------
                                      1997                1996            1995             1994             1993
                                  --------------  ---------------  ---------------  ---------------  ------------------
STATEMENT OF OPERATIONS DATA:
Service Revenues................   $  9,246,156       $  18,155,382     $ 17,046,419     $ 16,257,928     $ 16,124,256
Net income (loss)...............     44,548,950          (1,447,153)      (2,292,563)      (5,256,210)      (8,653,943)
Net income (loss) per LP Unit...         458.90              (15.76)          (24.96)          (57.24)          (94.24)
Cash distributions per LP Unit..         314.00                  --               --               --            60.00

BALANCE SHEET DATA:
Total assets....................      7,029,589          20,845,510       24,960,260       30,517,928       34,825,726
Long-term obligations,
 including current maturities...      4,600,000          36,700,000       40,400,000       44,700,000       44,700,000
Partners' (deficit) capital.....     (5,826,367)        (21,828,007)     (20,380,854)     (18,088,291)     (12,832,081)

MISCELLANEOUS DATA:
Ratio of earnings to fixed
charges(1)......................           1.14                  --               --               --               --
Book value per LP Unit..........        ($64.09)           ($240.09)        ($224.17)        ($198.96)        ($141.14)

---------------
(1) Ratio of earnings to fixed charges is calculated using income from continuing operations adding back fixed charges; fixed charges include interest expense and amortization expense for debt issuance costs. Earnings for the years ended December 31, 1996, 1995, 1994 and 1993 were insufficient to cover the fixed charges by $1,447,153, $2,292,563, $5,256,210 and $8,653,943,
respectively. As a result of such insufficiencies, these ratios are not presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL INFORMATION

The following table summarizes the amounts and the percentage of total revenues for certain items for the periods indicated:


                                                    FOR THE YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------
                                        1997               1996                     1995
                             --------------------  -----------------------  ---------------------
                                 Amt.         %          Amt.         %         Amt.        %
                             ------------  ------  -------------   -------- -----------  -------
Service Revenues:
   Basic Service             $ 6,916,999     74.8  $ 13,485,981       74.3  $ 12,595,495     73.9
   Premium Service             1,070,210     11.6     2,241,316       12.3     2,275,021     13.3
   Other Services              1,258,947     13.6     2,428,085       13.4     2,175,903     12.8
                             -----------   ------  ------------     ------  ------------   ------

                               9,246,156    100.0    18,155,382      100.0    17,046,419    100.0
                             -----------   ------  ------------     ------  ------------   ------

Operating Expenses:
   Operating, General and
     Administrative            5,674,812     61.4    10,572,015       58.2     9,804,576     57.5
   Depreciation and
     Amortization              2,278,705     24.6     6,235,182       34.4     6,204,807     36.4
                             -----------   ------  ------------     ------  ------------   ------

                               7,953,517     86.0    16,807,197       92.6    16,009,383     93.9
                             -----------   ------  ------------     ------  ------------   ------

Income from Operations         1,292,639     14.0     1,348,185        7.4     1,037,036      6.1
                             -----------   ------  ------------     ------  ------------   ------

Other Income (Expenses):
   Interest Income               216,190      2.3        39,909        0.2       117,613       .7
   Interest Expense           (1,323,920)   (14.3)   (2,835,247)     (15.6)   (3,447,212)   (20.2)
   Equity in income of
     unconsolidated limited
     partnership               8,133,748     88.0            --         --            --       --

   Gain on sale of cable
     television systems       36,230,293    391.8            --         --            --       --
                             -----------   ------  ------------     ------  ------------   ------

                              43,256,311    467.8    (2,795,338)     (15.4)   (3,329,599)   (19.5)
                             -----------   ------  ------------     ------  ------------   ------

Net income (loss)            $44,548,950    481.8   ($1,447,153)      (8.0)  ($2,292,563)   (13.4)
                             ===========   ======  ============     ======  ============   ======



Operating results of the Registrant's investment in CPLP are not consolidated as the Registrant owns only limited partnership units of CPLP and does not exercise significant influence over CPLP's operations. The Registrant's investment in CPLP is accounted for under the equity method and losses in excess of its investment are not recorded. The amount of unrecorded losses in excess of the equity investment were approximately $4.0 million and $4.9 million for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, the cumulative unrecorded losses in excess of investment were approximately $14.9 million. For the year ended December 31, 1997, the Partnership recorded income from its investment in CPLP totaling approximately $8.1 million net of previously unrecorded losses. Also, in May 1997, the Partnership received a cash distribution from CPLP in the amount of $5.5 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995.


Revenues

Partnership revenues increased 6.5% from $17.0 million in 1995 to $18.2 million in 1996. This increase was due to a slight increase in the number of basic subscribers and retail rate increases for basic and ancillary services. Partnership revenues decreased 49.1% from $18.2 million in 1996 to $9.2 million in 1997, primarily as a result of the decrease in subscribers following the sale of the Anderson County System on April 7, 1997 and the sales of approximately 47% of the Southeast Texas Systems on March 31, 1997. Overall, revenue per basic subscriber (as determined for the fourth quarter of each fiscal year) has increased from $31.00 for 1995 to $34.56 for 1996 to $36.11 for 1997.

The Partnership has experienced a continual decline in the ratio of premium subscriptions per basic subscriber. The ratio of premium subscriptions per basic subscriber has decreased from .46 at December 31, 1995 to .42 at December 31, 1996 to .39 at December 31, 1997. While premium subscription revenue will continue to remain an important revenue source of the Partnership, this ratio may continue to decline in future periods. To offset this decline, the Partnership markets premium services to customers in a packaged format, providing subscribers a discount from the combined individual retail rates of these services.


Operating Expenses

Operating, general and administrative expenses increased 7.8% from $9.8 million in 1995 to $10.6 million in 1996. The most significant increase related to programming costs, which increased 11.1% from $3.1 million in 1995 to $3.5 million in 1996. Programming increases were related to subscriber growth, increases in the number of channels offered, and an industry-wide increase in costs from programming distributors.

Operating, general and administrative expenses decreased 46.3% from $10.6 million in 1996 to $5.7 million in 1997. This decrease was primarily a result of the elimination of costs associated with the Anderson County System and certain of the Southwest Texas Systems which were sold April 7, 1997 and March 31, 1997, respectively. Overall, operating, general and administrative costs have increased as a percent of revenue from 57.5% in 1995 to 58.2% in 1996 to 61.4% in 1997. In addition to programming cost increases, the Partnership has experienced increases in copyright expense, property tax expense and liquidation costs.

Depreciation and amortization, in terms of percent of revenues, decreased during the 1995-1997 period. The decrease is primarily the result of the completion of amortization for certain franchises and deferred costs.


Other Income and Expenses

Interest expense decreased by approximately $612,000 in 1996 versus 1995 as a result of a lower weighted average of outstanding borrowings and a lower weighted average interest rate in 1996. The weighted average interest rates and outstanding borrowings from 1996 and 1995 were 7.3% and 8.0% and $38.9 million and $43.2 million respectively. Interest expense decreased from $2,835,000 in 1996 to $1,324,000 in 1997 as a result of a lower weighted average outstanding balance due to the reduction of indebtedness from the proceeds of the sale of cable television systems.

Because the Partnership accounts for its investment in CPLP under the equity method, allocated losses from CPLP in excess of the Partnership's investment in CPLP are not recorded. During 1996 and 1995 the unrecorded losses in excess of investment were $4.0 million and $4.9 million, respectively. During 1997, the sale of certain cable television systems by CPLP resulted in the recognition by the Partnership of equity in income of $8.1 million from this unconsolidated limited partnership, net of previously unrecorded losses, which as of December 31, 1996 were approximately $14.9 million.

During 1997 the Partnership recorded a gain of approximately $36.2 million related to the sales of certain of its cable television systems.

Net Loss

Net loss was reduced by 36.9% for the year ended December 31, 1996 compared to the year ended December 31, 1995. This decrease was due primarily to an increase in income from operations and reduced interest expense. In 1997, the Partnership has net income of $44.5 million primarily as a result of the $36.2 million gain on sale of cable television systems and the recognition of $8.1 million of equity in the income of CPLP, an unconsolidated limited partnership.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's initial capital resources have included the aggregate of approximately $81.6 million (net of related expenses) raised through the sale of LP Units and approximately $918,000 in General Partner contributions of cash and notes. These sources of capital were used to fund the purchase of the Partnership Systems and have since been supplemented with borrowings to finance capital expenditures.

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement and entered into a new bank credit agreement (the "Credit Agreement") for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At December 31, 1997, CCIP II had $4,600,000 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus 1/2 of 1%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At December 31, 1997, the interest rate on this outstanding indebtedness was 7.72%.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of total debt to annualized operating cash flow of 4.0 to 1.0 at December 31, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002.

The Partnership made capital expenditures of approximately $1,240,000, $2,108,000 and $3,001,000 during 1997, 1996 and 1995, respectively, in connection with the improvement and upgrading of the Partnership Systems.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to distribute all cash available for distribution to the Partners within 60 days after the end of each calendar quarter and, with respect to certain available refinancing proceeds and certain available sales proceeds, as soon as possible following completion of the relevant transaction. However, the Partnership suspended distributions to Limited Partners in the fourth quarter of 1993 to provide greater financial flexibility in meeting its debt covenants and in making capital expenditures necessary to maintain the Partnership's assets, and no additional distributions were made until a special distribution in June 1997 following the sale of assets.

On March 31, 1997, the Partnership consummated the sale of certain of the cable television systems located in Texas in two separate asset sale transactions with unaffiliated third parties. The sales price was approximately $15.3 million, after initial closing adjustments and the aggregate amount of $750,000 was deposited into indemnification escrow accounts. These funds will be released to the Partnership in April 1998 upon mutual satisfaction of the seller's representation and warranties related to the assets that were sold.

On April 7, 1997, the Partnership consummated the sale of certain cable television systems serving Anderson County, South Carolina, to an affiliate of the General Partner for approximately $36.7 million.

Proceeds from the sales of the Texas systems on March 31, 1997 and the Anderson County systems on April 7, 1997, were used to reduce to zero the balance of outstanding indebtedness, with the remaining funds of approximately $14.0 million placed in short-term investments.

Proceeds from the sale of certain cable television systems owned by CPLP on April 7, 1997, to affiliates of the General Partner enabled CPLP to reduce the balance of its outstanding indebtedness to zero and retire its special limited partnership interests, with the remaining funds of approximately $6.6 million placed in short-term investments. During May 1997, CPLP distributed $5.5 million to the Partnership.

The Partnership utilized its short-term investments, the distribution received from CPLP and funds available under the Credit Agreement for the purpose of making a distribution to the Limited Partners. During June 1997, the Partnership made a distribution of $314 per LP Unit for a total distribution of approximately $28.5 million. From this aggregate distribution, certain amounts were withheld from certain of the Limited Partners due to applicable state income taxes. No distribution was made by the Partnership to the General Partner.

The General Partner continues to seek potential purchasers for the remaining Northeast Missouri and Texas systems. The General Partner continues to operate these remaining cable television systems until such time as these systems are sold.

CPLP intends to continue to operate its remaining systems until an acceptable bid is received. Any future sale of CPLP's remaining cable television systems will be utilized to satisfy any indebtedness and obligations, with the remaining proceeds to be distributed in accordance with the CPLP partnership agreement. The Partnership maintains an 84.03% ownership interest in CPLP.

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


YEAR 2000 IMPACT

During the fiscal year ended December 31, 1997, the Company began a process to identify and address issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000, or "00". Computerized systems that do not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Company as to its owned or licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Company may also be affected by virtue of its external dealings with third parties in the regular course of business. As management of the Company has not completed its initial assessment of the impact the Year 2000 may have on the Company's operations, it cannot estimate the costs associated with ensuring the Company's operations are Year 2000 compliant. The Company is in the initial phases of determining the impact of the Year 2000, and management anticipates completion of the project by December 1998, allowing adequate time for testing. However, there can be no assurance that the Company's operations nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEE INDEX TO FINANCIAL STATEMENTS AND SCHEDULES ON PAGE F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1997, the Registrant was not involved in any disagreements with its independent certified public accountants on accounting principles or practices or on financial disclosure.

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

Set forth below is the present principal occupation or employment and employment history of the executive officers and directors of the General
Partner:



 NAME             AGE             POSITION WITH GENERAL PARTNER

Howard L. Wood     58   President, Chief Executive Officer and
                           Director
Barry L. Babcock   51   Executive Vice President, Chief
                           Operating Officer and Director
Jerald L. Kent     41   Executive Vice President, Chief
                           Financial Officer and Director

Mr. Wood has been affiliated with Charter since 1993, now holding the position of Chairman of the Management Committee of Charter, and has served as President of the General Partner since 1994. Mr. Wood also co-founded Charter Communications Group ("CCG") in 1992. Prior to that time, he was associated with Cencom Cable Associates, Inc. ("CCA"), which he joined in July 1987 as Director; at CCA he held the position of President, Chief Executive Officer and Director from January 1, 1989 to November 1992. Mr. Wood also serves on the Board of Directors of CCA Holdings Corp., CCA Acquisition Corp. and Cencom Cable Entertainment, Inc.

Mr. Babcock has been affiliated with Charter since 1993 and now holds the position of Chairman, and has served as Executive Vice President of the General Partner since 1994. Mr. Babcock also co-founded CCG in 1992. Prior to that time, he was associated with CCA as the Executive Vice President of CCA from February 1986 to November 1992, and as Chief Operating Officer of CCA from May 1986 to November 1992. Mr. Babcock currently serves as Chairman of the Board of Directors of the Cable Telecommunications Association (CATA) and also serves on the Board of Directors of the National Cable Television Association (NCTA), Mercantile Bank-St. Louis, and Cencom Cable Entertainment, Inc.

Mr. Kent has been affiliated with Charter since 1993 and now holds the position of President, and has served as Executive Vice President of the General Partner since 1994. Mr. Kent also co-founded CCG in 1992. Prior to that time, he was associated with CCA as Executive Vice President and Chief Financial Officer of CCA from 1987 through November 1992. Mr. Kent also serves on the Board of Directors of CCA Holdings Corp., CCA Acquisition Corp. and Cencom Cable Entertainment, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partner does not currently pay any remuneration to any of its officers or directors. See Item 13 herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no Limited Partner was known to the General Partner to be the beneficial owner of more than five percent (5%) of the outstanding LP Units issued by the Partnership. Charter owns 1,746 LP Units, constituting approximately 1.9% of the LP Units. Charter has no right to acquire additional LP Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1 - "Partial Liquidation of Assets"

See Item 1 - "Management Agreement"

The Registrant may be subject to various conflicts of interest arising out of the relationships among it, the Management Company, their respective affiliates, officers and directors (such persons shall hereinafter be collectively referred to as the "Affiliates").

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
          See Index to Financial Statements and Schedules on page F-1 of this Report.


      2.  Financial Statement Schedules:
          See Index to Financial Statements and Schedules on page F-1 of this Report.

      3.  Exhibits:
          See Index on Page E-1 of this Report.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of 1997.

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

                                CENCOM CABLE INCOME PARTNERS II, L.P.


                                By:  Cencom Properties II, Inc.
                                     General Partner


                                By:  /s/ Howard L. Wood
                                   -------------------------------
                                   Howard L. Wood, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (as to the General Partner) and on the date indicated.


Signature and Title                                               Date
-------------------                                               ----

By:          /s/   Howard L. Wood                                 March 27, 1998
     -------------------------------------------------
     Howard L. Wood
     President, Chief Executive Officer and Director
     (Principal Executive Officer)


By:          /s/  Barry L. Babcock                                March 27, 1998
     -------------------------------------------------
     Barry L. Babcock
     Executive Vice President, Chief Operating Officer
     and Director
     (Principal Operating Officer)


By:          /s/  Jerald L. Kent                                  March 27, 1998
     -------------------------------------------------
     Jerald L. Kent
     Executive Vice President, Chief Financial Officer
     and Director
     (Principal Financial Officer and Principal
     Accounting Officer)

                                      S-1

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                                            Page
                                                                                                            ----
REGISTRANT'S FINANCIAL STATEMENTS:
  Report of Independent Public Accountants                                                                  F-2
  Balance Sheets as of December  31, 1997 and 1996                                                          F-3
  Statements of Operations for the years ended December 31, 1997, 1996 and 1995                             F-4
  Statements of Partners' Capital (Deficit) for the years ended December 31, 1997, 1996 and 1995            F-5
  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995                             F-6
  Notes to Financial Statements                                                                             F-7

REGISTRANT'S FINANCIAL STATEMENT SCHEDULES:
  None required

FINANCIAL STATEMENTS OF CENCOM PARTNERS, L.P.:
  Report of Independent Public Accountants                                                                  F-17
  Balance Sheets as of December 31, 1997 and 1996                                                           F-18
  Statements of Operations for the years ended December 31, 1997, 1996 and 1995                             F-19
  Statements of Partners' Capital (Deficit) for the years ended December 31, 1997, 1996 and 1995            F-20
  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995                             F-21
  Notes to Financial Statements                                                                             F-22

CENCOM PARTNERS, L.P. FINANCIAL STATEMENT SCHEDULES:
  None required

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cencom Cable Income Partners II, L.P.:


We have audited the accompanying balance sheets of Cencom Cable Income Partners II, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cencom Cable Income Partners II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

St. Louis, Missouri,
 February 6, 1998

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                  BALANCE SHEETS - DECEMBER 31, 1997 AND 1996


                                                                                                1997            1996
                                                                                            -----------     ------------
                                      ASSETS
                                      ------
CURRENT ASSETS:
  Cash and cash equivalents                                                               $    220,104      $    531,285
  Accounts receivable, net of allowance for doubtful accounts of $17,990 and
     $34,763, respectively                                                                      98,685           222,708
  Prepaid expenses and other                                                                    29,458            78,705
                                                                                          ------------      ------------
Total current assets                                                                           348,247           832,698

PROPERTY, PLANT AND EQUIPMENT, net                                                           3,003,525        18,938,808
FRANCHISE COSTS, net of accumulated amortization of $1,262,965 and
$22,383,464, respectively                                                                       33,402           724,004

DEBT ISSUANCE COSTS, net of accumulated amortization of $30,411 and
     $-0-, respectively                                                                        260,667           350,000

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                                             2,633,748                 -

RESTRICTED FUNDS HELD IN ESCROW                                                                750,000                 -
                                                                                          ------------      ------------
                                                                                          $  7,029,589     $  20,845,510
                                                                                          ============     =============


                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                    ------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                    $          -       $36,700,000
  Accounts payable and accrued expenses                                                      3,084,357         2,397,674
  Payables to General Partner and affiliates                                                 5,141,521         3,532,580
  Subscriber deposits                                                                           11,542            18,460
                                                                                          ------------       -----------
Total current liabilities                                                                    8,237,420        42,648,714
                                                                                          ------------       -----------
DEFERRED REVENUE                                                                                18,536            24,803
                                                                                          ------------       -----------
LONG-TERM DEBT                                                                               4,600,000                 -
                                                                                          ------------       -----------
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT):
  General Partner                                                                                    -        (2,828,374)
  Limited Partners (250,000 units authorized; 90,915 units issued and
    outstanding)                                                                            (5,367,200)      (18,540,466)
Note receivable from General Partner                                                          (459,167)         (459,167)
                                                                                          ------------        -----------
Total Partners' capital (deficit)                                                           (5,826,367)      (21,828,007)
                                                                                          ------------      ------------
                                                                                          $  7,029,589      $ 20,845,510
                                                                                          ============      ============

      The accompanying notes are an integral part of these balance sheets.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS


              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                               1997              1996              1995
                                                        ----------------  ----------------  ----------------
SERVICE REVENUES:
  Basic service                                               $6,916,999       $13,485,981       $12,595,495
  Premium service                                              1,070,210         2,241,316         2,275,021
  Other                                                        1,258,947         2,428,085         2,175,903
                                                        ----------------  ----------------  ----------------
                                                               9,246,156        18,155,382        17,046,419
                                                        ----------------  ----------------  ----------------
OPERATING EXPENSES:
  Operating costs                                              3,886,725         7,864,914         7,233,700
  General and administrative                                     991,383         1,560,430         1,619,143
  Liquidation costs                                              334,655           241,600            99,414
  Depreciation and amortization                                2,278,705         6,235,182         6,204,807
  Management fees - related party                                462,049           905,071           852,319
                                                        ----------------  ----------------  ----------------
                                                               7,953,517        16,807,197        16,009,383
                                                        ----------------  ----------------  ----------------
         Income from operations                                1,292,639         1,348,185         1,037,036
                                                        ----------------  ----------------  ----------------
OTHER INCOME (EXPENSE):
  Interest income                                                216,190            39,909           117,613
  Interest expense                                            (1,323,920)       (2,835,247)       (3,447,212)
  Equity in income of unconsolidated limited partnership       8,133,748                 -                 -
  Gain on sale of cable television systems                    36,230,293                 -                 -
                                                        ----------------  ----------------   ---------------
                                                              43,256,311        (2,795,338)       (3,329,599)
                                                        ----------------  ----------------   ---------------
         Net income (loss)                                   $44,548,950       $(1,447,153)      $(2,292,563)
                                                        ================  ================   ===============
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                   $458.90           $(15.76)          $(24.96)
                                                        ================  ================   ===============

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                                                Note
                                                                                             Receivable
                                                                                                From
                                                              General          Limited        General
                                                              Partner          Partners       Partner             Total
                                                             ------------  ----------------  ------------  ----------------
BALANCE, December 31, 1994                                   $(2,790,976)     $(14,838,148)    $ (459,167)   $ (18,088,291)

 Net loss                                                        (22,926)       (2,269,637)             -       (2,292,563)
                                                             -----------      ------------     ----------    -------------
BALANCE, December 31, 1995                                    (2,813,902)      (17,107,785)      (459,167)     (20,380,854)

 Net loss                                                        (14,472)       (1,432,681)             -       (1,447,153)
                                                             -----------      ------------     ----------    -------------
BALANCE, December 31, 1996                                    (2,828,374)      (18,540,466)      (459,167)     (21,828,007)

 Net income                                                    2,828,374         41,720,576             -       44,548,950

 Distributions                                                         -       (28,547,310)             -      (28,547,310)
                                                             -----------      ------------     ----------     ------------
BALANCE, December 31, 1997                                   $         -      $ (5,376,200)    $ (459,167)    $ (5,826,367)
                                                             ===========      ============     ==========     ============

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                         1997            1996            1995
                                                                             ----------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $44,548,950    $ (1,447,153)    $(2,292,563)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities-
  Depreciation and amortization                                                     2,278,705       6,235,182       6,204,807
  Amortization of debt issuance costs                                                 380,411               -               -
  Equity in income of unconsolidated limited partnership                           (8,133,748)              -               -
  Gain on sale of cable television systems                                        (36,230,293)              -               -
  Changes in assets and liabilities-
   Accounts receivable, net                                                          (207,812)        (31,740)         35,000
   Prepaid expenses and other                                                         (29,421)         71,218          14,236
   Accounts payable and accrued expenses                                            1,428,145         236,758         131,161
   Payables to General Partner and affiliates                                       1,608,941         800,961         876,180
   Subscriber deposits                                                                 (1,225)         (2,215)           (350)
   Deferred revenue                                                                    (2,761)         (3,101)         27,904
                                                                             ----------------  --------------  --------------
    Net cash provided by operating activities                                       5,639,892       5,859,910       4,996,375
                                                                             ----------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                      (1,239,907)     (2,108,233)     (3,000,860)
   Proceeds from sale of cable television systems, net of cash
     sold                                                                          51,477,222               -               -
   Distribution from investment in unconsolidated limited
     partnership                                                                    5,500,000               -               -
   Restricted funds held in escrow                                                   (750,000)              -               -
                                                                             ----------------  --------------  --------------
     Net cash provided by (used in) investing activities                           54,987,315      (2,108,233)     (3,000,860)
                                                                             ----------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash distributions to Limited Partners                                           (26,330,542)              -               -
 Income taxes withheld related to distribution                                     (2,216,768)              -               -
 Borrowings under revolving line of credit                                          6,125,000         200,000               -
 Payments of revolving line of credit                                             (38,225,000)     (3,900,000)     (4,300,000)
 Payments of debt issuance costs                                                     (291,078)       (456,250)              -
                                                                             ----------------  --------------  --------------
Net cash used in financing activities                                             (60,938,388)     (4,156,250)     (4,300,000)
                                                                             ----------------  --------------  --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (311,181)       (404,573)     (2,304,485)

CASH AND CASH EQUIVALENTS, beginning of year                                          531,285         935,858       3,240,343
                                                                             ----------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of year                                               $220,104        $531,285        $935,858
                                                                             ================  ==============  ==============
CASH PAID FOR INTEREST                                                               $932,499      $2,868,914      $3,645,205
                                                                             ================  ==============  ==============

        The accompanying notes are an integral part of these statements.

                     CENCOM CABLE INCOME PARTNERS II, L.P.


                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Cencom Cable Income Partners II, L.P. (the "Partnership"), was formed on August 13, 1987, for the purpose of acquiring and operating existing cable television systems. CC II Holdings, Inc. (CC II Holdings) acquired the common stock of Cencom Properties II, Inc. (Cencom Properties II or the "General Partner") from Cencom Cable Associates, Inc. (presently doing business as Cencom Cable Entertainment, Inc. and referred to as "Cencom Cable Associates" herein) in September 1994. CC II Holdings is a wholly owned subsidiary of Charter Communications, Inc. (Charter). The Partnership was to be dissolved no later than December 31, 1995, as provided in the partnership agreement (the "Partnership Agreement"). As of December 31, 1996, the Partnership is in the process of a complete and orderly dissolution of the Partnership (see Note 2).

As of December 31, 1997, the Partnership provided cable television service to approximately 18 franchises serving approximately 13,400 basic subscribers in northeast Missouri and Texas.

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

Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Franchise fees collected from cable subscribers and paid to local franchises are reported as revenues.

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

Investment in Unconsolidated Limited Partnership

The Partnership owns Limited Partnership units of Cencom Partners, L.P. (CPLP) which provide the Partnership an 84.03% ownership interest in CPLP. The Partnership accounts for its investment in CPLP using the equity method (see
Note 4).

Liquidation Costs

Certain liquidation costs which are not directly attributed to the Partnership (i.e., accounting, legal, etc.) have been allocated between the Partnership and CPLP based upon the number of total basic subscribers prior to the sale of any systems.

Income Taxes

Income taxes are the responsibility of the partners and as such are not provided for in the accompanying financial statements.

Net Income (Loss) Per Limited Partnership Unit

The net income (loss) per Limited Partnership unit has been calculated based on 90,915 weighted average Limited Partnership units outstanding each year.

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

2. LIQUIDATION, DISTRIBUTIONS AND ALLOCATIONS:

Distributions and Allocations

Profits and losses are generally allocated in proportion to the partners' capital contributions. The Partnership is required to distribute all cash available for distribution. Distributions are made within 60 days after the end of each calendar quarter. The Limited Partners receive 100% of all cash available for distribution until they receive a cumulative 11% per annum preference return on their adjusted capital contributions. After the Limited Partners have received the 11% preferred return, the General Partner will receive 11% per annum on its capital contribution. Thereafter, the Limited Partners will receive 99% and the General Partner will receive 1% of all additional cash available for distribution. During the fourth quarter of 1993, the Partnership suspended distributions to Limited Partners to meet its debt covenants and allow for necessary capital expenditures. No distributions were made in 1996 and 1995.

Liquidation of the Partnership and CPLP

The General Partner distributed a disclosure statement to the Limited Partners on March 6, 1997, which described various transactions and requested consent for certain proposed sales of cable television systems by the Partnership and CPLP to affiliates of the General Partner. CPLP is seeking to dispose of its assets to facilitate the liquidation of the Partnership. A majority of the Limited Partners gave their consent for the sale of certain cable television systems to affiliates of the General Partner. Following receipt of the Limited Partners' consent, the Partnership and CPLP consummated the transactions with the affiliates of the General Partner, in accordance with the disclosure statement.

On March 31, 1997, the Partnership consummated the sale of certain of the cable television systems located in Texas in two separate asset sale transactions with unaffiliated third parties. The sales price was approximately $15.3 million, after initial closing adjustments, for the sale of approximately 10,400 basic subscribers, in the aggregate. Pursuant to the asset sale transactions with the unaffiliated third parties, the aggregate amount of $750,000 was deposited into indemnification escrow accounts. These funds will be released to the Partnership upon mutual satisfaction of the seller's representation and warranties related to the assets that were sold.

On April 7, 1997, the Partnership consummated the sale of certain cable television systems serving Anderson County, South Carolina, to an affiliate of Charter for approximately $36.7 million.

Proceeds from the sales of the Texas systems on March 31, 1997, and the South Carolina systems on April 7, 1997, were used to reduce to zero the balance of outstanding indebtedness, with the remaining funds of approximately $14.0 million placed in short-term investments.

Proceeds from the sale of certain cable television systems owned by CPLP on April 7, 1997, to affiliates of the General Partner enabled CPLP to reduce the balance of its outstanding indebtedness to zero and retire its special limited partnership interests, with the remaining funds of approximately $6.6 million placed in short-term investments. During May 1997, CPLP distributed $5.5 million to the Partnership.

The Partnership utilized its short-term investments, the distribution received from CPLP and funds available under its new credit facility (see Note 6) for the purpose of making a distribution to the Limited Partners. During June 1997, the Partnership made a total distribution to the Limited Partners of $314 per unit, less $2.2 million withheld for state income taxes for a total net cash distribution of approximately $26.3 million. No distribution was made by the Partnership to the General Partner.

Bids submitted to date with respect to the Northeast Missouri systems and the remainder of the Texas systems were considered too low relative to the appraised fair market values of such systems established pursuant to the appraisal process. Thus, these bids have not been accepted by the General Partners. The General Partner continues to seek potential purchasers for these remaining systems. The bids submitted for CPLP's Texas Systems were also below the appraised fair market value and have not been accepted. CCIP II and CPLP intend to continue to operate their remaining systems until acceptable bids are received.

Following CPLP's sales of its remaining systems, it will use the available sale proceeds to pay outstanding indebtedness and expenses (including the payment of accrued and unpaid management fees to its General Partner and repayment of its senior bank credit facility), with any remaining proceeds to be distributed in accordance with the terms of CPLP's partnership agreement, which will include distributions to the Partnership in its capacity as a Limited Partner of CPLP.

Upon dissolution, the General Partner or other liquidating agent is required to liquidate partnership assets and to distribute all available proceeds as soon as practicable after their receipt by the Partnership. After payment of the Partnership's liabilities, these sales proceeds will be distributed as set forth in the Partnership Agreement.

Upon finalization of a complete plan of liquidation and the determination of net proceeds (in accordance with that prescribed in the Partnership Agreement) from sales of all assets, the Partnership will change its basis of accounting from the going-concern basis to the liquidation basis. Under the liquidation basis of accounting, assets are recorded at their realizable values and liabilities are recorded at their estimated settlement amounts.

3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and consists of the following at December 31:


                                        1997              1996
                                 ----------------  ----------------
Trunk and distribution systems         $6,434,524       $33,744,552
Subscriber installations                2,520,807         9,407,182
Land, buildings and headends            2,068,982         5,559,636
Converters                              1,349,536         3,902,610
Vehicles and equipment                    797,913         2,000,543
Office equipment                          366,338           783,785
                                 ----------------  ----------------
                                       13,538,100        55,398,308

Less-  Accumulated depreciation       (10,534,575)      (36,459,500)
                                 ----------------  ----------------
                                       $3,003,525       $18,938,808
                                 ================  ================

4. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Partnership has invested approximately $25.0 million in CPLP. CPLP utilized these funds to purchase cable television systems in North Carolina, South Carolina and Texas. The Partnership's equity contribution consisted of the balance of funds which had previously been restricted for investment in cable television systems, plus approximately $18.1 million of allowable borrowings as specified by the Partnership Agreement. The Partnership is allocated 84.03% (based on ownership interest) of CPLP's net income or losses and accounts for its investment in CPLP under the equity method. Losses in excess of its investment in CPLP are not recorded. For the year ended December 31, 1997, the Partnership recorded income from its investment in CPLP totaling approximately $8.1 million net of previously unrecorded losses of approximately $15.8 million. Also, during May 1997, the Partnership received a cash distribution from CPLP in the amount of $5.5 million.

Summary financial information of CPLP as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which is not consolidated with the operating results of the Partnership, is as follows:


                                                                                          1997              1996
                                                                                --------------  ----------------
Current assets                                                                      $1,166,130        $1,058,448
Noncurrent assets - primarily investment in cable television
  properties                                                                         2,448,493        22,972,191
                                                                                --------------  ----------------
               Total assets                                                         $3,614,623       $24,030,639
                                                                                ==============  ================
Current liabilities, including current maturities of long-term debt
  of $-0- and $34,957,500, respectively                                               $442,052       $39,727,149
Deferred revenue                                                                        38,279           174,791
Partners' capital (deficit)                                                          3,134,292       (15,871,301)
                                                                                --------------  ----------------
               Total liabilities and partners' capital (deficit)                    $3,614,623       $24,030,639
                                                                                ==============  ================


                                                                      1997                1996              1995
                                                         -----------------      --------------  ----------------
Service revenues                                         $       5,708,441      $   13,748,224  $     12,855,563
                                                         =================      ==============  ================
Loss from operations                                     $        (144,178)     $   (1,776,152) $     (3,020,280)
                                                         =================      ==============  ================
Gain on sale of cable television systems                       $32,614,346      $            -  $              -
                                                         =================      ==============  ================
Net income (loss)                                              $31,598,553      $   (4,756,897) $     (5,835,749)
                                                         =================      ==============  ================

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:


                                                                                       1997                     1996
                                                                                 --------------            --------------
                 Debt issuance costs                                             $            -            $      350,000
                 Capital expenditures                                                    17,634                   128,786
                 Accrued liquidation costs                                               25,264                   162,000
                 Accrued salaries and related benefits                                   52,011                   158,372
                 Professional fees                                                       63,457                   257,636
                 Property taxes                                                          68,489                   358,786
                 Franchise fees                                                         123,226                   368,602
                 Programming expenses                                                   176,609                   369,137
                 Accrued withholdings tax                                             2,216,768                         -
                 Other                                                                  340,899                   244,355
                                                                                 --------------            --------------
                                                                                 $    3,084,357            $    2,397,674
                                                                                 ==============            ==============

6. LONG-TERM DEBT:

Prior to May 23, 1997, the Partnership maintained a secured revolving line of credit agreement (the "Old Credit Agreement") with a consortium of banks for borrowings up to $65,000,000. On December 31, 1996, the Partnership and the banks amended the Old Credit Agreement to extend the maturity date to June 30, 1997. The Partnership paid $350,000 in amendment fees in connection with this amendment which were recorded as debt issuance costs. Loans under the Old Credit Agreement bore interest, with the base rate being at the partnership's election, at the Toronto Dominion's (the agent bank) prime rate of interest, Eurodollar or certificates of deposit rate, plus a certain spread. The applicable spreads were based on the ratio of debt to annualized operating cash flow. At December 31, 1996, the interest rates ranged from 6.81% to 8.50%.
The weighted average interest rates and borrowings for the period from January 1, 1997, to May 23, 1997, and for the years ended December 31, 1996 and 1995 were 7.14%, 7.29% and 7.99%, and approximately $24,108,000, $38,889,000 and
$43,163,000, respectively. Borrowings under the Old Credit Agreement were subject to certain financial and nonfinancial covenants and restrictions, the most restrictive of which required the maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 4.5 to 1 at December 31, 1996. Borrowings under the Old Credit Agreement were collateralized by the assets of the Partnership. A quarterly commitment fee of 0.375% per annum was payable on the unused portion of the Old Credit Agreement. As this debt instrument bore interest at current market rates, its carrying amount approximated fair market value at December 31, 1996.

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement and entered into a new credit agreement (the "Credit Agreement") with a bank for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At December 31, 1997, CCIP II had $4,600,000 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus .5%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At December 31, 1997, the interest rate on this outstanding indebtedness was 7.72%. The weighted average interest rate and borrowings by CCIP II for the period from May 23, 1997, to December 31, 1997, related to the Credit Agreement were 8.89% and approximately $4,509,000, respectively. As this debt instrument bears interest at current market rates, its carrying amount approximates fair market value at December 31, 1997.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive requires the maintenance of a ratio of total debt to annualized operating cash flow of 4.0 to 1.0 at December 31, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002.

7. RELATED-PARTY TRANSACTIONS:

During 1994, Cencom Cable Associates assigned management services under contract with the Partnership to the General Partner. The management service contract provides for the payment of fees equal to 5% of the Partnership's annual gross operating revenue. Expenses recorded under this contract by the Partnership during 1997, 1996 and 1995 were $462,049, $905,071 and $852,319, respectively. Up to 50% of the management fee payment is subordinated to certain quarterly distributions to the Limited Partners. Since assumption of the responsibilities under the contract, the General Partner has elected to defer payment of all such management fees. Management fees of $4,076,307 and $3,614,258 have been deferred and are included in Payables to General Partner and Affiliates at December 31, 1997 and 1996, respectively. In addition to the management fees, the Partnership reimburses the General Partner for expenses incurred on behalf of the Partnership for performance of services under the contract.

Payables to General Partner and Affiliates at December 31, 1997, include a $1,050,000 noninterest bearing payable to CPLP.

The Partnership has a noninterest-bearing promissory note receivable due on demand from the General Partner which represents one-half of its required capital contribution.

The Partnership and all entities affiliated with Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Partnership is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. Management considers this allocation to be reasonable for the operations of the Partnership. During 1997, 1996 and 1995, the Partnership expensed approximately $89,300, $150,700 and $143,300, respectively, relating to insurance allocations.

Affiliated entities maintain several regional offices. The regional offices perform certain operational services on behalf of the Partnership and other affiliated entities. The cost of these services is allocated to the Partnership based on its number of subscribers. Management considers this allocation to be reasonable for the operations of the Partnership. During 1997, 1996 and 1995, the Partnership expensed approximately $112,000, $189,000 and $175,000, respectively, relating to this allocation.

8. COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under these leases during 1997, 1996 and 1995 was approximately $67,000, $99,200 and $96,000, respectively.

Future minimum lease payments are as follows:


       1998        $40,400
       1999         39,900
       2000         37,800
       2001         36,700
       2002         31,200
       Thereafter   56,100

The Partnership rents utility poles in its operations. Generally, pole rental agreements are short term, but the Partnership anticipates that such rentals will continue to recur. Rent expense for pole attachments during 1997, 1996 and 1995 was approximately $151,000, $317,000 and $227,000, respectively.

Litigation

On April 15, 1997, a petition was filed, and two amended petitions were subsequently filed in the Circuit Court of Jackson County, Missouri, by plaintiffs who are limited partners of the Partnership against Cencom Properties II, Cencom Partners, Inc. (Cencom Partners), the general partner of CPLP, the brokerage firms involved in the original sale of the limited partnership units and Cencom Cable Entertainment, Inc. (Cencom Cable). Cencom Cable provided management services to both the Partnership and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs originally alleged that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of CCIP II limited partnership units and in the management of CCIP II. By an agreement between the parties, the brokerage defendants and the fraud allegations in the sale of the units were dismissed without prejudice. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the management of the Partnership and punitive damages.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II, Cencom Cable, Charter, parent of Cencom Partners and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the Partnership Agreement in connection with the investment in CPLP, the management of the Partnership's assets and the sale of certain partnership assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivative claim. As of December 31, 1997, the damages claimed by the plaintiffs are unspecified.

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

10. 401(k) PLAN:

The Partnership's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "Plan"). All employees who have attained age 21 and completed two months of employment are eligible to participate in the Plan. The Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributes an amount equal to 50% of the first 5% contributed by each employee. During 1997, 1996 and 1995, the Partnership contributed approximately $13,100, $26,200 and $26,500, respectively.

11. NET INCOME (LOSS) FOR INCOME TAX PURPOSES:

The following reconciliation summarizes the differences between the Partnership's net in income (loss) for financial reporting purposes and net income (loss) for federal income tax purposes for the years ended December 31:


                                                             1997             1996             1995
                                                        ----------------  ---------------  ---------------
Net income (loss) for financial
  reporting purposes                                        $44,548,950     $(1,447,153)     $(2,292,563)
Depreciation differences between
  financial reporting and tax reporting                         754,902       1,728,352          751,650
Equity in income (loss) of unconsolidated
  Limited Partnership differences between
  financial reporting and tax reporting                      14,365,012      (2,853,381)      (3,417,920)
Differences in expenses recorded for financial                 (493,029)        224,167         (364,558)
  reporting and for tax reporting
Differences in revenue reported for financial
  reporting and tax reporting                                    (6,267)         (3,100)          27,904

Difference in gain on sale of cable
  television systems recorded for
  financial reporting and tax reporting                       5,933,357               -                -
Other                                                             2,392           4,144           45,361
                                                       ----------------  --------------   --------------
Net income (loss) for federal income
  tax purposes                                              $65,105,317     $(2,346,971)     $(5,250,126)
                                                       ================  ==============   ==============
Net income (loss) per Limited Partnership
  unit for federal income tax purposes                          $695.44         $(25.82)         $(57.17)
                                                       ================  ==============   ==============

The following summarizes the Partnership's financial reporting basis of net assets (in excess of) less than its income tax reporting basis as of December 31:


                                                       1997              1996
                                                  --------------  ----------------
Accounts receivable                                      $17,990           $34,763
Accrued expenses                                         401,613           877,869
Franchises and other assets                            4,107,755                 -
Deferred revenue                                          18,536            24,803
Investment in unconsolidated Limited Partnership       2,647,162                 -
                                                  --------------  ----------------
                                                      $7,193,056          $937,435
                                                  ==============  ================
Property, plant and equipment                        $(1,056,336)     $(12,250,944)
Investment in unconsolidated Limited Partnership               -        (3,178,842)
                                                  --------------  ----------------
                                                     $(1,056,336)     $(15,429,786)
                                                  ==============  ================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cencom Partners, L.P.:


We have audited the accompanying balance sheets of Cencom Partners, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2, Cencom Cable Income Partners II, L.P., an affiliate who owns 84.03% of the Limited Partner units of Cencom Partners, L.P., is in the process of dissolving its partnership. In connection with this process, the assets of Cencom Partners, L.P. will be liquidated, in accordance with the provisions of the Partnership Agreement.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cencom Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



St. Louis, Missouri,
   February 6, 1998

                             CENCOM PARTNERS, L.P.


                  BALANCE SHEETS - DECEMBER 31, 1997 AND 1996



                                                                            1997              1996
                                                                 ---------------  ----------------
                                              ASSETS
                                              ------
CURRENT ASSETS:
Cash and cash equivalents                                             $   82,589       $   543,299
Accounts receivable, net of allowance for doubtful accounts of
  $5,166 and $25,788, respectively                                        28,747           172,642
Receivable from affiliate                                              1,050,000                 -
Insurance receivables                                                          -           313,290
Prepaid expenses and other                                                 4,794            29,217
                                                                 ---------------  ----------------
     Total current assets                                              1,166,130         1,058,448
                                                                 ---------------  ----------------
PROPERTY, PLANT AND EQUIPMENT, net                                     1,812,830        16,895,746
FRANCHISE COSTS, net of accumulated amortization of $3,879,748
  and $21,960,618, respectively                                          635,663         5,148,026
SUBSCRIBER LISTS, net of accumulated amortization of
  $4,856,621 and $9,472,652, respectively                                      -           728,619
DEBT ISSUANCE COSTS, net of accumulated amortization of $-0-
  and $-0-, respectively                                                       -           199,800
                                                                 ---------------  ----------------
                                                                      $3,614,623       $24,030,639
                                                                 ===============  ================
                           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                           -------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                $        -       $34,957,500
  Accounts payable and accrued expenses                                  383,667         1,358,434
  Payables to General Partner and affiliates                              58,385         3,358,684
  Subscriber deposits                                                          -            52,531
                                                                 ---------------  ----------------
     Total current liabilities                                           442,052        39,727,149
                                                                 ---------------  ----------------
DEFERRED REVENUE                                                          38,279           174,791
                                                                 ---------------  ----------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT):
  General Partner                                                         47,580          (268,880)
  Limited Partners (293 units authorized, issued and outstanding)      3,086,712       (17,602,421)
  Special Limited Partner (0 and 20 units authorized, issued and
    outstanding, respectively)                                                 -         2,000,000
                                                                 ---------------  ----------------
Total Partners' capital (deficit)                                      3,134,292       (15,871,301)
                                                                 ---------------  ----------------
                                                                      $3,614,623       $24,030,639
                                                                 ===============  ================

      The accompanying notes are an integral part of these balance sheets.

                             CENCOM PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                      1997              1996              1995
                                                ----------------  ----------------  ----------------
SERVICE REVENUES:
Basic service                                         $4,307,785       $10,176,306        $9,418,509
Premium service                                          682,207         1,792,082         1,828,882
Other                                                    718,449         1,779,836         1,608,172
                                                ----------------  ----------------  ----------------
                                                       5,708,441        13,748,224        12,855,563
                                                ----------------  ----------------  ----------------
OPERATING EXPENSES:
Operating costs                                        2,371,549         5,841,053         5,394,026
General and administrative                               573,819         1,187,267         1,141,985
Liquidation costs                                        198,418           243,154           115,910
Depreciation and amortization                          2,423,543         7,565,531         8,581,137
Management fees - related party                          285,290           687,371           642,785
                                                ----------------  ----------------  ----------------
                                                       5,852,619        15,524,376        15,875,843
                                                ----------------  ----------------  ----------------
Loss from operations                                    (144,178)       (1,776,152)       (3,020,280)
                                                ----------------  ----------------  ----------------
OTHER INCOME (EXPENSE):
Interest income                                           64,043            37,089            29,469
Interest expense                                        (973,769)       (2,634,834)       (2,844,938)
Loss from Hurricane Fran                                       -          (383,000)                -
Gain on sale of cable television systems              32,614,343                 -                 -
Other, net                                                38,114                 -                 -
                                                ----------------  ----------------  ----------------
                                                      31,742,731        (2,980,745)       (2,815,469)
                                                ----------------  ----------------  ----------------
Net income (loss)                                    $31,598,553       $(4,756,897)      $(5,835,749)
                                                ================  ================  ================
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT           $92,613          $(15,990)         $(19,616)
                                                ================  ================  ================

        The accompanying notes are an integral part of these statements.

                             CENCOM PARTNERS, L.P.


                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                Special
                                General        Limited          Limited
                                Partner        Partners         Partner           Total
                            ------------  ----------------  --------------  ----------------
BALANCE, December 31, 1994    $(108,931)      $(7,169,724)      $2,000,000      $(5,278,655)

Net loss                        (88,120)       (5,747,629)               -       (5,835,749)
                            ------------  ----------------  --------------  ----------------
BALANCE, December 31, 1995     (197,051)      (12,917,353)       2,000,000      (11,114,404)

Net loss                        (71,829)       (4,685,068)               -       (4,756,897)
                            ------------  ----------------  --------------  ----------------
BALANCE, December 31, 1996     (268,880)      (17,602,421)       2,000,000      (15,871,301)

Net income                       415,294        27,135,580       4,047,679        31,598,553

Distributions                   (98,834)       (6,446,447)     (6,047,679)      (12,592,960)
                            ------------  ----------------  --------------  ----------------
BALANCE, December 31, 1997  $     47,580  $      3,086,712  $            -  $      3,134,292
                            ============  ================  ==============  ================

        The accompanying notes are an integral part of these statements.

                             CENCOM PARTNERS, L.P.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                         1997            1996            1995
                                                                  ----------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $     31,598,553  $  (4,756,897)  $  (5,835,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization                                            2,423,543       7,565,531       8,581,137
Amortization of debt issuance costs                                        199,800               -               -
Gain on sale of cable television systems                              (32,614,343)               -               -
Changes in assets and liabilities-
Accounts receivable, net                                                 (286,807)        (32,101)          69,822
Insurance receivables                                                      313,290       (313,290)               -
Receivable from affiliate                                              (1,050,000)               -               -
Prepaid expenses and other                                                (21,913)          77,636          15,235
Accounts payable and accrued expenses                                    (244,574)       (277,439)         164,801
Payables to General Partner and affiliates                             (3,300,299)         615,459       1,177,072
Subscriber deposits                                                         38,850        (11,905)         (5,876)
Deferred revenue                                                           (7,765)        (21,849)         196,640
                                                                  ----------------  --------------  --------------
Net cash provided by (used in) operating activities                    (2,951,665)       2,845,145       4,363,082
                                                                  ----------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                             (1,972,836)     (2,427,274)     (1,973,566)
Proceeds from sale of cable television systems, net of cash sold        52,014,251              -               -
                                                                  ----------------  --------------  --------------
Net cash provided by (used in) investing activities                     50,041,415     (2,427,274)     (1,973,566)
                                                                  ----------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners                                        (12,592,960)              -               -
Payments of long-term debt                                            (34,957,500)              -      (2,381,850)
Debt issuance costs                                                             -        (287,104)        (67,562)
                                                                  ----------------  --------------  --------------
Net cash used in financing activities                                 (47,550,460)       (287,104)     (2,449,412)
                                                                  ----------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (460,710)         130,767        (59,896)
CASH AND CASH EQUIVALENTS, beginning of year                               543,299         412,532         472,428
                                                                  ----------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of year                            $         82,589  $      543,299  $      412,532
                                                                  ================  ==============  ==============
CASH PAID FOR INTEREST                                            $        766,668  $    2,981,421  $    2,653,014
                                                                  ================  ==============  ==============

        The accompanying notes are an integral part of these statements.

                             CENCOM PARTNERS, L.P.


                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Cencom Partners, L.P. (the "Partnership") was formed on January 30, 1990, for the purpose of acquiring and operating existing cable television systems. The Partnership commenced operations effective March 1990, through the acquisition of a cable television system in South Carolina. The Partnership will terminate no later than June 30, 2001, as provided in the partnership agreement (the "Partnership Agreement") (see Note 2). CC III Holdings, Inc. (CC III Holdings) acquired the common stock of Cencom Properties, Inc. (Cencom Properties or the "General Partner") from Cencom Cable Associates, Inc. (presently doing business as Cencom Cable Entertainment, Inc. and referred to as "Cencom Cable Associates" herein) in September 1994. The General Partner owns 1.51% of total partner units. CC III Holdings is a wholly owned subsidiary of Charter Communications, Inc. (Charter). Cencom Cable Income Partners II, L.P. (CCIP
II), an affiliate, owns 84.03% of total partner units with the remaining 14.46% owned by Charter.

As of December 31, 1997, the Partnership provided cable television service to approximately five franchises serving approximately 13,400 basic subscribers in Texas.

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

Fees allocated from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Franchise fees collected from cable subscribers and paid to local franchises are reported as revenues.

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

Franchise costs are being amortized using the straight-line method over the term of the individual franchise agreements. Subscriber lists were amortized using the straight-line method over seven years. Debt issuance costs were amortized over the term of the debt.

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

Liquidation Costs

Certain liquidation costs which are not directly attributed to the Partnership (i.e., accounting, legal, etc.) have been allocated between the Partnership and CCIP II based upon the number of total basic subscribers prior to the sale of any systems.

Income Taxes

Income taxes are the responsibility of the partners and as such are not provided in the accompanying financial statements.

Net Income (Loss) Per Limited Partnership Unit

The net income (loss) per Limited Partnership unit has been calculated based on 293 weighted average Limited Partnership units outstanding in each year. In accordance with the Partnership Agreement, no losses have been allocated to the Special Limited Partner units.

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

2. LIQUIDATION, DISTRIBUTIONS AND ALLOCATIONS:

The Partnership is comprised of the General Partner and 293 Limited Partnership units. Under terms of the Partnership Agreement, allocation of Partnership profits is as follows: (i) to partners with deficit capital balances, until such deficits are reduced to zero; (ii) to the Special Limited Partner, until its account has been allocated all unrecovered preference return amounts, as defined in the Partnership Agreement; and (iii) to the General Partner and Limited Partners in proportion to their capital contributions.

Partnership losses are allocated among the General Partner and Limited Partners in proportion to their capital contributions. Any distributions made by the Partnership are to be made as follows: (i) to all partners to the extent of any tax liabilities; (ii) to the Special Limited Partner to the extent of any unpaid preference returns as defined in the Partnership Agreement; and (iii) to the General Partner and Limited Partners in proportion to their capital contributions. The Special Limited Partner's preference return is equal to its adjusted capital balance, as defined, plus an amount equal to 15% per annum, compounded quarterly, on such amount through June 30, 1993. Thereafter, the preference return shall increase to 18% per annum, compounded quarterly in accordance with the Partnership Agreement. During 1997, the Special Limited Partner units were redeemed at their accreted value.

Liquidation of the Partnership

CCIP II's partnership agreement provides for the dissolution of CCIP II on or before December 31, 1995. The general partner of CCIP II is in the process of a complete and orderly dissolution of CCIP II.

Concurrent with the disposition of CCIP II's assets, including its entire ownership interest in the Partnership, the Partnership has sought to dispose of its assets through the sale of its cable television systems to facilitate the liquidation of CCIP II. Additionally, the asset sale was being effected to satisfy the requirements by the Partnership's senior bank lenders that the old credit facility be repaid.

To dispose of the assets of the Partnership, the General Partner obtained appraisals as of March 31, 1995, from Daniels & Associates ("Daniels") and Western Cablesystems, Inc., who jointly reached a valuation of $60,900,000 for all of the Partnership systems. Thereafter, Daniels was retained to market the Partnership systems using an auction process. As a result of the auction process, the General Partner executed sale agreements with two affiliated entities of CCIP II for the Partnership's South Carolina and North Carolina Systems for an aggregate price of $52,450,000. The accepted bids represented approximately 83% of the Partnership's basic subscribers as of December 31, 1996. The bids submitted for the Partnership's Texas Systems were below the appraised fair market value and have not been accepted. The Partnership intends to continue to operate its Texas Systems until an acceptable bid is received.

Following the above sales, the Partnership used the available sale proceeds to pay outstanding indebtedness and expenses (including the payment of accrued and unpaid management fees, which were $3,087,053 as of the date of the sales, to the General Partner and repayment of its senior bank credit facility), with the remaining proceeds distributed in accordance with the terms of the Partnership Agreement, which included distributions of $7,092,960 to Charter in its capacity as parent of the General Partner, the Special Limited Partner and a Limited Partner, and distributions of $5,500,000 to CCIP II in its capacity as a Limited Partner of the Partnership.

Upon finalization of a plan of liquidation and the determination of sales price, the Partnership will change its basis of accounting from the going-concern basis to the liquidation basis. Under the liquidation basis of accounting, assets are recorded at their estimated realizable values and liabilities are recorded at their estimated settlement amounts.

3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and consists of the following at December 31:


                                       1997            1996
                                 --------------  ----------------
Trunk and distribution systems       $2,351,018       $21,851,645
Subscriber installations                864,879         7,455,295
Land, buildings and headends          1,158,285         3,704,136
Converters                              288,212         2,748,418
Vehicles and equipment                  227,151           917,817
Office equipment                         92,775           431,770
                                 --------------  ----------------
                                      4,982,320        37,109,081
Less-  Accumulated depreciation      (3,169,490)      (20,213,335)
                                 --------------  ----------------
                                     $1,812,830       $16,895,746
                                 ==============  ================

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:


                                   1997           1996
                               ------------  --------------
Property taxes                       $5,559         $69,338
Salaries and related benefits        17,518          76,122
Capital expenditures                 23,034         296,922
Franchise fees                       37,766         260,464
Professional fees                    47,929         174,000
Programming expenses                 99,192         281,477
Other                               152,669         200,111
                               ------------  --------------
                                   $383,667      $1,358,434
                               ============  ==============

5. LONG-TERM DEBT:

Prior to May 23, 1997, the Partnership maintained a credit agreement (the "Old Credit Agreement") in the form of a term loan with a consortium of banks. At December 31, 1996, $34,957,500 was outstanding related to the Old Credit Agreement. There was no additional available borrowings for the Partnership in excess of the balance outstanding. Loans under the Old Credit Agreement bore interest, with the base rate being at the Partnership's election, at the Toronto Dominion's (the agent bank) prime rate of interest, Eurodollar or certificates of deposit rate, plus a certain spread. At December 31, 1996, the interest rate was 7.31%. The weighted average interest rate and borrowings for the period from January 1, 1997, to May 23, 1997, and for the years ended December 31, 1996 and 1995 were 8.25%, 7.54% and 7.81% and approximately $23,712,000, $34,957,000 and $36,439,000, respectively. Borrowings under the
Old Credit Agreement were subject to certain financial and nonfinancial covenants and restrictions, the most restrictive of which required maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed
5.25 to 1 at December 31, 1996. At December 31, 1995, the Partnership was not in compliance with its capital expenditure covenant contained in the Old Credit Agreement. Pursuant to an amendment to the Old Credit Agreement, dated March 1996, the Partnership received a waiver for such noncompliance. In addition, the amendment changed the maturity date for all principal amounts and other obligations then outstanding to be due and payable on December 31, 1996. Amendment fees of $87,304 were paid related to this amendment and were expensed during the year. On December 31, 1996, the Partnership and the banks amended the Old Credit Agreement to extend the maturity date to June 30, 1997. Additional amendment fees of $199,800 were paid in connection with this amendment and were recorded as debt issuance costs. During the year ended December 31, 1996, the Partnership incurred costs totaling $287,104 relating to the amendment of certain covenants contained in the Old Credit Agreement. Borrowings under the Old Credit Agreement were collateralized by the assets of the Partnership. As this debt instrument bore interest at current market rates, its carrying amount approximated fair market value at December 31, 1996.

On May 23, 1997, the Partnership terminated its existing Old Credit Agreement and entered into a new credit agreement (the "Credit Agreement") with a bank for borrowings up to $7,500,000. The Credit Agreement also provides for borrowings up to $8,500,000 by CCIP II, with each partner held jointly and severally liable in the event of default. At December 31, 1997, the Partnership had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus .5%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive requires the maintenance of a ratio of total debt to annualized operating cash flow of 4.0 to 1.0 at December 31, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002.

6. RELATED-PARTY TRANSACTIONS:

During 1994, Cencom Cable Associates assigned management services under contract with the Partnership to the General Partner. The management service provides for the payment of fees equal to 5% of the Partnership's gross operating revenues. The Partnership was allowed to defer 60% of all such fees through December 31, 1995. Since the assumption of the responsibilities under the contract, the General Partner deferred payment of all management fees until the debt outstanding under the Old Credit Agreement was repaid. At which time, all deferred management fees were paid. Currently, the General Partner continues to defer payment of all management fees. Expenses recognized by the Partnership under this contract during 1997, 1996 and 1995 were $285,290, $687,371 and $642,785, respectively. Management fees payable of $94,442 and $2,896,163 are included in Payables to General Partner and Affiliates at December 31, 1997 and 1996, respectively. In addition to the management fees, the Partnership reimburses the General Partner for expenses incurred on behalf of the Partnership for performance of services under the contract.

As of December 31, 1996, Payables to General Partner and Affiliates included $500,000 related to a refundable deposit toward the purchase of the South Carolina Systems by Charter Communications II, L.P. (CC-II), an affiliate of the Partnership. The amount was applied to CC-II's purchase of the South Carolina Systems.

As of December 31, 1997, Receivable from Affiliate is comprised solely of a noninterest receivable from CCIP II.

The Partnership and all entities affiliated with Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Partnership is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. During 1997, 1996 and 1995, the Partnership expensed approximately $59,300, $144,600 and $149,400, respectively, relating to insurance allocations.

Affiliated entities maintain several regional offices. The regional offices perform certain operational services on behalf of the Partnership and other affiliated entities. Generally, the costs of these services are allocated to the Partnership based on the number of subscribers. During 1997, 1996 and 1995, certain costs which should have been allocated to the Partnership were borne by Charter on behalf of the Partnership. Charter is not obligated to make such payments in the future. The amount of the costs which were paid by Charter during 1997, 1996 and 1995 was approximately $22,000, $122,000 and $125,000, respectively.

7. COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under these leases during 1997, 1996 and 1995 was approximately $21,000, $64,000 and $64,000, respectively.

Future minimum lease payments are as follows:

1998                                            $4,000
1999                                             3,800
2000                                             3,800
2001                                             3,800
2002                                             4,000
Thereafter                                      28,900

The Partnership rents utility poles in its operations. Generally, pole rental agreements are short term, but the Partnership anticipates that such rentals will recur. Rent expense for pole attachments during 1997, 1996 and 1995 was approximately $75,000, $220,000 and $153,000, respectively.

Litigation

On April 15, 1997, a petition was filed, and two amended petitions were subsequently filed in the Circuit Court of Jackson County, Missouri, by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc. (Cencom Properties II), the general partner of CCIP II, the General Partner, the brokerage firms involved in the original sale of CCIP II's limited partnership units and Cencom Cable Entertainment Inc. (Cencom Cable). Cencom Cable provided management services to both the Partnership and CCIP II and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs originally alleged that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of CCIP II limited partnership units and in the management of CCIP II. By an agreement between the parties, the brokerage defendants and the fraud allegations in the sale of the units were dismissed without prejudice. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the management of CCIP II and punitive damages.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of CCIP II against Cencom Properties II, Cencom Cable, Charter, parent of the General Partner and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of CCIP II's partnership agreement in connection with the investment in the Partnership, the management of CCIP II's assets and the sale of certain CCIP II's assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivative claim.
The damages claimed by the plaintiffs are unspecified.

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

The 1992 Cable Act modified the franchise renewal process to make it easier for a franchising authority to deny renewal. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of the franchise agreement. Although management believes that the Partnership has generally met the terms of its franchise agreements and has provided quality levels of service, and anticipates the Partnership's future franchise renewal prospects generally will be favorable, there can be no assurance that any such franchises will be renewed or, if renewed, that the franchising authorities will not impose more onerous requirements on the Partnership than previously existed.

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

9. 401(k) PLAN:

The Partnership's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "Plan"). All employees who have attained age 21 and completed two months of employment are eligible to participate in the Plan. The Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributes an amount equal to 50% of the first 5% contributed by each employee. During 1997, 1996 and 1995, the Partnership contributed approximately $9,300, $20,500 and $22,100, respectively.

10. NET INCOME (LOSS) FOR INCOME TAX PURPOSES:

The following reconciliation summarizes the differences between the Partnership's net income (loss) for financial reporting purposes and net income
(loss) for federal income tax purposes for the years ended December 31:


                                                         1997            1996            1995
                                                   ----------------  --------------  --------------
Net income (loss) for financial reporting
 purposes                                               $31,598,553    $(4,756,897)     $(5,835,749)
Depreciation differences between financial
 reporting and tax reporting                               (483,060)      (302,210)        (299,122)
Amortization differences between financial
 reporting and tax reporting                                464,431      1,501,067        1,857,724
Difference in gain on sale of cable television
 systems for financial reporting and tax
 reporting                                                 (196,950)              -               -
Differences in expenses recorded for financial
 reporting and tax reporting                               (423,984)        181,261           7,973
Differences in revenue reported financial
 reporting and tax reporting                               (136,513)        (21,849)        196,640
Other                                                           606           2,959           5,034
                                                   ----------------  --------------  --------------
Net income (loss) for federal income tax                $30,823,083    $ (3,395,669)    $(4,067,500)
 purposes                                          ================  ==============  ==============
Net income (loss) per Limited Partnership unit
 for federal income tax purposes                            $90,005    $    (11,414)       $(13,672)
                                                   ================  ==============  ==============

The following summarizes the Partnership's financial reporting basis of net assets (in excess of) less than its income tax reporting basis as of December 31:


                                       1997              1996
                                  --------------  -----------------
Accounts receivable                       $5,166            $25,788
Franchise costs and other assets       2,275,411         11,938,514
Accrued expenses                         193,695            597,057
Deferred revenue                          38,278            174,791
                                  --------------  -----------------
                                      $2,512,550        $12,736,150
                                  ==============  =================
Property, plant and equipment         $(955,946)      $(10,048,954)
                                  ==============  =================

11. INSURANCE SETTLEMENT:

In September 1996, Hurricane Fran caused damage to certain of the Partnership's North Carolina system. The estimated total damage to the system was approximately $955,000. During 1997 and 1996, the Partnership incurred approximately $214,000 and $855,000 in repairs, respectively. The Partnership received insurance proceeds of approximately $536,000 and $150,000 during 1997 and 1996, respectively. In 1996, the Partnership recorded a $383,000 nonoperating loss for its portion of the insurance deductible.

                     CENCOM CABLE INCOME PARTNERS II, L.P.

                                 EXHIBIT INDEX


Exhibit
Number                              Description                             Page
-------                             -----------                             ----
 3(a)    Agreement of Limited Partnership, filed as Exhibit 3(b) to the     N/A
         Registrant's Registration Statement on Form S-1 (Registration
         No. 33-17174), incorporated herein by this reference.
 3(b)    Amended and Restated Agreement of Limited Partnership, filed as    N/A
         Exhibit 3(c) to the Registrant's Registration Statement on Form
         S-1 (Registration No. 33-17174), incorporated herein by this reference.
 10(a)   Management Agreement between the Registrant and the Management     N/A
         Company filed as Exhibit 10(a) to the Registrant's Registration
         Statement on Form S-1 (Registration No. 33-17174), incorporated herein by this reference.
 10(j)   Agreement of Limited Partnership of Cencom Partners, L.P., dated   N/A
         January 30, 1990, by and between the Registrant and Cencom Cable
         Associates, Inc., filed as Exhibit 10(j) to the Registrant's
         Form 10-K for the year ended December 31, 1990, incorporated herein by this reference.
 10(r)   Assignment of shares of common stock of the General Partner,       N/A
         dated July 15, 1994, filed as Exhibit 10(r) to the Registrant's
         Form 10-K for the year ended December 31, 1994, incorporated herein by reference.
 10(s)   Assignment of the Management Agreement, dated July 15, 1994,       N/A
         between the General Partner and Cencom Cable Associates, Inc.,
         filed as Exhibit 10(s) to the Registrant's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.
 10(t)   Transfer of Limited Partnership Interest in the Registrant,        N/A
         dated January 18, 1995, filed as Exhibit 10(t) to the
         Registrant's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.
 10(u)   Assignment of Limited Partnership Interest in Cencom Partners,     N/A
         L.P., dated January 18, 1995, filed as Exhibit 10(u) to the
         Registrant's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.
 10(y)   Credit Agreement dated May 23, 1997 among Cencom Cable Income      N/A
         Partners II, L.P. and Cencom Partners, L.P. as Borrowers and
         Canadian Imperial Bank of Commerce as the Lender and Agent,
         filed as Exhibit 10(y) to the Registrant's Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by
         reference.
 *12.2   Ratio of Earnings to Fixed Charges.
 *27.1   Financial Data Schedule.

                                      E-1
*Filed herewith.