Form 10-Q
period 1998-03-31
CENCOM CABLE INCOME PARTNERS II L P
filed 1998-05-14
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


                                       OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    --------------------

Commission File Number 33-17174


                      CENCOM CABLE INCOME PARTNERS II, L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                           43-1456575
           --------                                           ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

12444 Powerscourt Drive - Suite 400 St. Louis, Missouri      63131
-------------------------------------------------------      -----
(Address of Principal Executive Offices)                   (Zip Code)

(Registrant's telephone number, including area code)       (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX


                                                                                                              Page
                                                                                                              ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  a. Balance Sheets - March 31, 1998 and December 31, 1997                                     3
                  b. Statements of Operations - Three Months Ended
                     March 31, 1998 and 1997                                                                   4
                  c. Statement of Partners' Capital (Deficit) - Three Months Ended
                     March 31, 1998                                                                            5
                  d. Statements of Cash flows - Three Months Ended March 31, 1998 and 1997                     6
                  e. Notes to Financial Statements                                                             7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                        9

Part II. Other Information


         Item 1.  Legal Proceedings                                                                           13

         Item 2.  Change in Securities - None                                                                 -

         Item 3.  Defaults upon Senior Securities - None                                                      -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                  -

         Item 5.  Other Information - None                                                                    -

         Item 6.  Exhibits and Reports on Form 8-K                                                            13

         Signature Page                                                                                       14


                      CENCOM CABLE INCOME PARTNERS II, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                March 31,    December 31,
                                                                                  1998          1997
                                                                              ------------    ----------


                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $   190,828    $   220,104
   Accounts receivable, net                                                        82,815         98,685
   Prepaid expenses and other                                                      17,187         29,458
                                                                              -----------    -----------
           Total current assets                                                   290,830        348,247

PROPERTY AND EQUIPMENT, NET                                                     2,968,730      3,003,525

FRANCHISE COSTS, net of accumulated amortization of $1,268,838 and
   $1,262,965, respectively                                                        27,529         33,402

DEBT ISSUANCE COSTS, net of accumulated amortization of $43,445 and
   $30,411, respectively                                                          247,633        260,667

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                                2,797,531      2,633,748

RESTRICTED FUNDS HELD IN ESCROW                                                   750,000        750,000
                                                                              -----------    -----------
                                                                              $ 7,082,253    $ 7,029,589
                                                                              ===========    ===========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                      $ 2,959,669    $ 3,084,357
   Payables to General Partner and affiliate                                    5,314,869      5,141,521
   Subscriber deposits                                                             11,272         11,542
                                                                              -----------    -----------
           Total current liabilities                                            8,285,810      8,237,420
                                                                              -----------    -----------
DEFERRED REVENUE                                                                   18,815         18,536
                                                                              -----------    -----------
LONG TERM DEBT                                                                  4,000,000      4,600,000
                                                                              -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                                                     --             --
   Limited Partners (250,000 units authorized; 90,915 units issued and
     outstanding)                                                              (4,763,205)    (5,367,200)
   Note receivable from General Partner                                          (459,167)      (459,167)
                                                                              -----------    -----------
           Total Partners' capital (deficit)                                   (5,222,372)    (5,826,367)
                                                                              -----------    -----------
                                                                              $ 7,082,253    $ 7,029,589
                                                                              ===========    ===========


      The accompanying notes are an integral part of these balance sheets.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                 1998            1997
                                                            ------------    -------------
SERVICE REVENUES                                            $  1,495,818    $  4,622,978
                                                            ------------    ------------
OPERATING EXPENSES:
   Operating, general and administrative                         842,997       2,600,186
   Depreciation and amortization                                 111,716       1,372,243
    Liquidation costs                                                 --         203,685
                                                            ------------    ------------
                                                                 954,713       4,176,114
                                                            ------------    ------------
           Income from operations                                541,105         446,864
                                                            ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                                                 7,094          11,854
   Interest expense                                             (107,987)       (819,841)
   Equity in income of unconsolidated limited partnership        163,783              --
    Gain on sale of cable television systems                          --      12,567,420
                                                            ------------    ------------
                                                                  62,890      11,759,433
                                                            ------------    ------------
           Net income                                       $    603,995    $ 12,206,297
                                                            ============    ============

NET INCOME PER LIMITED PARTNERSHIP UNIT                     $       6.64    $     132.92
                                                            ============    ============
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING           90,915          90,915
                                                            ============    ============






        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                                                                Note
                                                              Receivable
                                                                From
                                 General        Limited        General
                                 Partner        Partners       Partner         Total
                                 -------        --------       -------         -----

BALANCE, December 31, 1997   $           --   $(5,367,200)   $  (459,167)   $(5,826,367)

 Net income                              --       603,995             --        603,995

                             --------------   -----------    -----------    -----------
BALANCE, March 31, 1998      $           --   $(4,763,205)   $  (459,167)   $(5,222,372)
                             ==============   ===========    ===========    ===========








         The accompanying notes are an integral part of this statement.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                               1998           1997
                                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $    603,995    $ 12,206,297

   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Depreciation and amortization                                                          111,716       1,372,243
       Amortization of debt issuance costs                                                     13,034         187,500
       Equity in income of unconsolidated limited partnership                                (163,783)             --
       Gain on sale of cable television systems                                                    --     (12,567,420)
       Changes in assets and liabilities, net of effects from sale of cable television systems
         Accounts receivable, net                                                              15,870          (1,754)
         Prepaid expenses and other                                                            12,271         (95,566)
         Accounts payable and accrued expenses                                               (124,688)       (427,195)
         Payables to General Partner and affiliate                                            173,350         259,061
         Subscriber deposits                                                                     (270)           (325)
         Deferred revenue                                                                         279            (774)
                                                                                         ------------    ------------
           Net cash provided by operating activities                                          641,774         932,067
                                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                       (71,050)       (443,530)
    Proceeds from sale of cable television systems, net of cash sold                               --      15,072,113
    Restricted funds held in escrow                                                                --        (750,000)
                                                                                         ------------    ------------
           Net cash provided by (used in) investing activities                                (71,050)     13,878,583
                                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on revolving line of credit                                                    (600,000)    (14,981,878)
                                                                                         ------------    ------------
           Net cash used in financing activities                                             (600,000)    (14,981,878)
                                                                                         ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (29,276)       (171,228)

CASH AND CASH EQUIVALENTS, beginning of period                                                220,104         531,285
                                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                                 $    190,828    $    360,057
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

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements of Cencom Cable Income Partners II, L.P. (the "Partnership" or "CCIP II") as of March 31, 1998 and 1997, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Partnership owns limited partnership units of Cencom Partners, L.P. ("CPLP") which provide the Partnership an 84.03% ownership interest in CPLP. The Partnership accounts for its investment in CPLP using the equity method. For the period ended March 31, 1998, the Partnership recorded equity in income from its investment in CPLP totaling approximately $164,000.

Summary financial information for the operating results of CPLP, for the three months ended March 31, 1998, which are not consolidated with the operating results of the Registrant, are as follows:


           Service revenues                                    $ 630,385
                                                               =========
           Income from operations                              $ 325,858
                                                               =========
           Net income                                          $ 194,910
                                                               =========

3.  PARTNER ALLOCATIONS

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

4.  LITIGATION

On April 15, 1997, a petition was filed, and two amended petitions were subsequently filed in the Circuit Court of Jackson County, Missouri, by plaintiffs who are limited partners of the Partnership against Cencom Properties II, Inc. (Cencom Properties II), the general partner of the Partnership, Cencom Partners, Inc. (Cencom Partners), the general partner of CPLP, the brokerage firms involved in the original sale of the limited partnership units and Cencom Cable Entertainment, Inc. (Cencom Cable). Cencom Cable provided management services to both the Partnership and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs originally alleged that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of CCIP II limited partnership units and in the management of CCIP II. By an agreement between the parties, the brokerage defendants and the fraud allegations in the sale of the units were dismissed without prejudice. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the management of the Partnership and punitive damages.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II, Cencom Cable, Charter, parent of Cencom Partners and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the Partnership Agreement in connection with the investment in CPLP, the management of the Partnership's assets and the sale of certain partnership assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivative claim. As of March 31, 1998, the damages claimed by the plaintiffs are unspecified.

The Partnership has not been named as a defendant in the above actions.

The Partnership is a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's financial position or results of operations.

5.  RELATED PARTY

Payable to General Partner and CPLP were approximately $5.3 million at March 31, 1998 and approximately $5.1 million at December 31, 1997. At December 31, 1997, the payable to General Partner consisted of deferred management fees, of which approximately $2.6 million was deferred under the terms of the Partnership Agreement and approximately $1.4 million voluntarily deferred by the General Partner. At March 31, 1998, the payable to General Partner and CPLP consisted primarily of deferred management fees, with approximately $2.7 million deferred under the terms of the Partnership Agreement and approximately $1.5 million voluntarily deferred by the General Partner. In addition, at March 31, 1998, payable to General Partner and CPLP included $1,200,000 payable to CPLP, the proceeds of which were used to reduce outstanding indebtedness under the Credit Agreement.

CENCOM CABLE INCOME PARTNERS II, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth the approximate number of subscribers of the Partnership as of the dated indicated.

                                    March 31,   December 31,   March 31,
                                      1998         1997          1997
                                   ---------     ---------     ---------
Basic Subscribers:
  Texas systems                     11,900        11,600        12,200
  South Carolina systems                --            --        21,100
  Northeast Missouri systems         1,800         1,800         1,900
                                    ------        ------        ------
                                    13,700        13,400        35,200
                                    ======        ======        ======
Premium Subscriptions:
  Texas systems                      4,600         4,400         4,700
  South Carolina systems                --            --        10,800
  Northeast Missouri systems           700           800           800
                                    ------        ------        ------
                                     5,300         5,200        16,300
                                    ======        ======        ======


The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:

                                                                                   For the Three Months
                                                                                      Ended March 31
                                                                                      --------------
                                                                                        (Unaudited)
                                                                       1998                                  1997
                                                            ----------------------------         ------------------------------
                                                                                  % of                                 % of
                                                               Amount            Revenue            Amount            Revenue

        Service Revenues                                     $  1,495,818         100.0%         $  4,622,978         100.0%
                                                             ------------         -----          ------------         -----
        Operating Expenses:
               Operating, General and Administrative              842,997          56.3             2,600,186          56.2
               Depreciation and Amortization                      111,716           7.5             1,372,243          29.7
               Liquidation Costs                                       --            --               203,685           4.4
                                                             ------------         -----          ------------         -----
                                                                  954,713          63.8             4,176,114          90.3
                                                             ------------         -----          ------------         -----
        Income From Operations                                    541,105          36.2               446,864           9.7
                                                             ------------         -----          ------------         -----
        Other Income (Expense):
               Interest Income                                      7,094           0.5                11,854           0.3
               Interest Expense                                  (107,987)         (7.2)             (819,841)        (17.7)
               Gain on Sale of Cable Television Systems                --            --            12,567,420         271.8
               Equity in income of unconsolidated
                   limited partnership                            163,783          10.9                    --            --

                                                             ------------         -----          ------------         -----
                                                                   62,890           4.2            11,759,433         254.4
                                                             ------------         -----          ------------         -----
        Net Income                                           $    603,995          40.4%         $ 12,206,297         264.1%
                                                             ============         =====          ============         =====

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues decreased by 67.6% to $1,495,818 for the three months ended March 31, 1998, when compared to the similar period of 1997. These decreases are due to the sale of certain of the Texas systems on March 31, 1997, and the sale of the South Carolina systems on April 7, 1997.

Basic subscribers at March 31, 1998 decreased by approximately 400 basic subscribers versus March 31, 1997, after the sale of the South Carolina system. This decrease is attributable to the increase in competition for the delivery of video programming services in these markets.

Premium service subscriptions decreased 3.6% from March 31, 1997 to March 31, 1998, after the sale of the South Carolina system. The ratio of premium service subscriptions per basic subscriber decreased from 39.0% at March 31, 1997 to 38.7% at March 31, 1998, as determined for Northeast Missouri and the remaining Texas systems. This overall decrease may reflect that there is an increasing variety of programming on the basic tier. Given this change at the basic level, the Partnership anticipates that premium subscriptions may continue to decline relative to basic services over the next few years. As a result, the Partnership has begun to offer premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.


Operating Expenses

Operating, general and administrative expenses decreased by approximately $1,757,000 or 67.6% during the three months ended March 31, 1998 when compared to the similar period of 1997. The decreases are primarily the result of the Partnership serving fewer subscribers as a result to the system sales.

Depreciation and amortization decreased by 91.9% from $1,372,243 for the three months ended March 31, 1997, to $111,716 for the same period in 1998. These decreases are related to the smaller base of depreciable and amortizable assets as a result of the system sales.

Liquidation costs related to system sales of $203,685 were incurred by the Partnership during the quarter ended March 31, 1997. These costs consisted primarily of legal fees.

Other Income and Expenses

Interest expense was $107,987 for the three months ended March 31, 1998, which was a decrease of 86.8% versus the similar period of 1997. The decrease is primarily the result of lower average outstanding indebtedness of the Partnership during 1998 as a result of utilizing proceeds from the system sales to reduce outstanding debt balances.

Equity in income of unconsolidated limited partnership relates to revenue recorded by the Partnership for its share of net income recorded by Cencom Partners, L.P. ("CPLP").

Gain on sale of cable television systems by the partnership is the result of the Texas Sales on March 31, 1997.

Net Income

Net income was $603,995 for the current quarter compared to a net income of $12,206,297 for the same period in the prior year. Net income for 1997 was primarily the result of the gain recorded on the sale of certain of the assets of the Texas systems on March 31, 1997.

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

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement and entered into a new bank credit agreement (the "Credit Agreement") for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At March 31, 1998, CCIP II had $4,000,000 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus 1/2 of 1%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At March 31, 1998, the interest rate on this outstanding indebtedness was 7.4375%

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of total debt to annualized operating cash flow of 4.0 to 1.0 at March 31, 1998. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002.

The Partnership made capital expenditures of approximately $71,000 during the first three months of 1998 in connection with the improvement and upgrading of the Partnership systems.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to distribute all cash available for distribution to the Partners within 60 days after the end of each calendar quarter and, with respect to certain available refinancing proceeds and certain available sales proceeds, as soon as possible following completion of the relevant transaction. However, the partnership suspended distributions to Limited Partners in the fourth quarter of 1993 to provide greater financial flexibility in meeting its debt covenants and in making capital expenditures necessary to maintain the Partnership's assets, and no additional distributions were made until a special distribution in June 1997 following the sale of assets. No further distributions were made after June 1997.

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

Year 2000 Impact

As of the quarter ended March 31, 1998, the Partnership is engaged in a process to identify and address issues surrounding the Year 2000 and its impact on the Partnership's operations. The issue surrounding the Year 2000 is whether the computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000, or "00".
Computerized systems that do not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Partnership as to its owned or licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Partnership may also be affected by virtue of its external dealings with third parties in the regular course of business. As management of the Partnership has not completed its initial assessment of the impact the Year 2000 may have on the Partnership's operations, it cannot estimate the costs associated with ensuring the Partnership's operations are Year 2000 compliant. The Partnership is in the initial phases of determining the impact of the Year 2000, and management anticipates completion of the project by December 1998, allowing adequate time for testing. However, there can be no assurance that the Partnership's operations nor the computer systems of other companies with whom the Partnership conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operation of the Partnership.

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

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II, Cencom Cable, Charter, parent of Cencom Partners and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the Partnership Agreement in connection with the investment in CPLP, the management of the Partnership's assets and the sale of certain partnership assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivative claim. As of March 31, 1998, the damages claimed by the plaintiffs are unspecified.

The Partnership has not been named as a defendant in the above actions.

Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

         (a)   Exhibits

               27 Financial Data Schedule

         (b)   Reports on Form 8-K - None

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                        FOR QUARTER ENDED MARCH 31, 1998


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

                                           CENCOM CABLE INCOME PARTNERS II, L.P.

                                               By:  Cencom Properties II, Inc.
                                                    its General Partner



                                               By:  /s/ Jerald L. Kent
                                                    ----------------------------
                                                    Jerald L. Kent
                                                    Executive Vice President and
                                                    Chief Financial Officer



By:   /s/Jerald L. Kent                             May 13, 1998
      -------------------------------
      Jerald L. Kent
      Executive Vice President and
      Chief Financial Officer


By:   /s/Ralph G. Kelly                             May 13, 1998
      -------------------------------
      Ralph G. Kelly
      Treasurer