Form 10-Q
period 1998-06-30
CENCOM CABLE INCOME PARTNERS II L P
filed 1998-08-13
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to __________________________

Commission File Number 33-17174
                       --------

                      CENCOM CABLE INCOME PARTNERS II, L.P.
                      -------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

                      CENCOM CABLE INCOME PARTNERS II, L.P.
                      -------------------------------------

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1998
                 -----------------------------------------------

                                      INDEX
                                      -----

                                                                                                             Page
                                                                                                             ----
Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

                  a. Balance Sheets - June 30, 1998 and December 31, 1997                                      3
                  b. Statements of Operations - Three Months Ended
                     June 30, 1998 and 1997                                                                    4
                  c. Statements of Operations - Six Months Ended June 30, 1998 and 1997                        5
                  d. Statement of Partners' Capital (Deficit) - Six Months Ended
                     June 30, 1998                                                                             6
                  e. Statements of Cash flows - Six Months Ended June 30, 1998 and 1997                        7
                  f. Notes to Financial Statements                                                             8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       10

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                                                           15

         Item 2.  Change in Securities - None                                                                  -

         Item 3.  Defaults upon Senior Securities - None                                                       -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                   -

         Item 5.  Other Information - None                                                                     -

         Item 6.  Exhibits and Reports on Form 8-K                                                            15

         Signature Page                                                                                       16

                      CENCOM CABLE INCOME PARTNERS II, L.P.
                      -------------------------------------

                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)

                                                                                   June 30,             December 31,
                                                                                     1998                   1997
                                                                                  -----------           ------------
                                       ASSETS
                                       ------

CURRENT ASSETS:
   Cash and cash equivalents                                                      $   587,468             $   220,104
   Accounts receivable, net                                                            74,108                  98,685
   Prepaid expenses and other                                                          43,020                  29,458
                                                                                  -----------             -----------
           Total current assets                                                       704,596                 348,247

PROPERTY AND EQUIPMENT, NET                                                         2,980,723               3,003,525

FRANCHISE COSTS, net of accumulated amortization of $1,274,709 and
   $1,262,965, respectively                                                            21,658                  33,402

DEBT ISSUANCE COSTS, net of accumulated amortization of $56,478 and
   $30,411, respectively                                                              234,600                 260,667

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                                    2,931,997               2,633,748

RESTRICTED FUNDS HELD IN ESCROW                                                          --                   750,000
                                                                                  -----------             -----------
                                                                                  $ 6,873,574             $ 7,029,589
                                                                                  ===========             ===========

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                    ------------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $ 2,114,473             $ 3,084,357
   Payables to General Partner and affiliate                                        5,811,218               5,141,521
   Subscriber deposits                                                                 11,092                  11,542
                                                                                  -----------             -----------
           Total current liabilities                                                7,936,783               8,237,420
                                                                                  -----------             -----------
DEFERRED REVENUE                                                                       17,839                  18,536
                                                                                  -----------             -----------
LONG TERM DEBT                                                                      3,600,000               4,600,000
                                                                                  -----------             -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                                                       --                      --
   Limited Partners (250,000 units authorized; 90,915 units issued and
       outstanding)                                                                (4,221,881)             (5,367,200)
   Note receivable from General Partner                                              (459,167)               (459,167)
                                                                                  -----------             -----------
           Total Partners' capital (deficit)                                       (4,681,048)             (5,826,367)
                                                                                  -----------             -----------
                                                                                  $ 6,873,574             $ 7,029,589
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

                      CENCOM CABLE INCOME PARTNERS II, L.P.
                      -------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                -------------------------------------------------
                                   (Unaudited)



                                                                                      1998                     1997
                                                                                  ------------             ------------
SERVICE REVENUES                                                                  $  1,527,547             $  1,686,605
                                                                                  ------------             ------------
OPERATING EXPENSES:
   Operating, general and administrative                                               791,252                  972,890
   Depreciation and amortization                                                       172,990                  357,599
    Liquidation costs                                                                     --                    122,784
    Management fees - related party                                                     76,377                   84,330
                                                                                  ------------             ------------
                                                                                     1,040,619                1,537,603

                                                                                  ------------             ------------
           Income from operations                                                      486,928                  149,002
                                                                                  ------------             ------------
OTHER INCOME (EXPENSE):
   Interest income                                                                      21,196                  155,857
   Interest expense                                                                   (101,266)                (256,825)
   Equity in income of unconsolidated limited partnership (see Note 2)                 134,466                8,131,853
   Gain on sale of cable television systems                                               --                 23,662,873
                                                                                  ------------             ------------
                                                                                        54,396               31,693,758

                                                                                  ------------             ------------
           Net income                                                             $    541,324             $ 31,842,760
                                                                                  ============             ============

NET INCOME PER LIMITED PARTNERSHIP UNIT                                           $       5.95             $     337.12
                                                                                  ============             ============
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                                 90,915                   90,915
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

                      CENCOM CABLE INCOME PARTNERS II, L.P.
                      -------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 -----------------------------------------------
                                   (Unaudited)

                                                                                      1998                     1997
                                                                                  -----------              ------------
SERVICE REVENUES                                                                  $  3,023,365             $  6,309,583
                                                                                  ------------             ------------
OPERATING EXPENSES:
   Operating, general and administrative                                             1,559,458                3,341,927
   Depreciation and amortization                                                       284,706                1,729,842
   Liquidation costs                                                                      --                    326,469
   Management fees - related party                                                     151,168                  315,479
                                                                                  ------------             ------------
                                                                                     1,995,332                5,713,717

                                                                                  ------------             ------------
           Income from operations                                                    1,028,033                  595,866
                                                                                  ------------             ------------
OTHER INCOME (EXPENSE):
   Interest income                                                                      28,290                  167,711
   Interest expense                                                                   (209,253)              (1,076,666)
   Equity in income of unconsolidated limited partnership (See Note 2)                 298,249                8,131,853
   Gain on sale of cable television systems                                               --                 36,230,293
                                                                                  ------------             ------------
                                                                                       117,286               43,453,191

                                                                                  ------------             ------------
           Net income                                                             $  1,145,319             $ 44,049,057
                                                                                  ============             ============

NET INCOME PER LIMITED PARTNERSHIP UNIT                                           $      12.60             $     453.40
                                                                                  ============             ============
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                                 90,915                   90,915
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

                      CENCOM CABLE INCOME PARTNERS II, L.P.
                      -------------------------------------

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                    ----------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                     --------------------------------------
                                   (Unaudited)

                                                                               Note
                                                                            Receivable
                                                                               From
                                     General           Limited                General
                                     Partner          Partners                Partner                  Total
                                     -------         ------------            ---------             -----------
BALANCE, December 31, 1997            $  --          $(5,367,200)            $(459,167)            $(5,826,367)
                                                                                                   -----------

   Net income                            --            1,145,319                  --                 1,145,319

                                      -----          -----------             ---------             -----------
BALANCE, June 30, 1998                $  --          $(4,221,881)            $(459,167)            $(4,681,048)
                                      =====          ===========             =========             ===========



         The accompanying notes are an integral part of this statement.

                      CENCOM CABLE INCOME PARTNERS II, L.P.
                      -------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 -----------------------------------------------
                                   (Unaudited)

                                                                                         1998                    1997
                                                                                    ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 1,145,319             $ 44,049,057
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Depreciation and amortization                                                     284,706                1,729,842
       Amortization of debt issuance costs                                                26,067                  353,955
       Equity in income of unconsolidated limited partnership                           (298,249)              (8,131,853)
       Gain on sale of cable television systems                                             --                (36,230,293)
       Changes in assets and liabilities, net of effects from sale of cable television systems
         Accounts receivable, net                                                         24,577                 (163,617)
         Prepaid expenses and other                                                      (13,562)                 (56,505)
         Accounts payable and accrued expenses                                         1,252,273                 (664,886)
         Accrued income taxes withheld on behalf of Limited Partners                  (2,222,157)               2,408,798
         Payables to General Partner and affiliate                                       669,697                  830,794
         Subscriber deposits                                                                (450)                    (550)
         Deferred revenue                                                                   (697)                  (1,437)
                                                                                     -----------             ------------
           Net cash provided by operating activities                                     867,524                4,123,305
                                                                                     -----------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                  (250,160)                (813,250)
    Proceeds from sale of cable television systems, net of cash sold                        --                 51,477,222
    Restricted funds held in escrow                                                      750,000                 (750,000)
    Distributions from investment in unconsolidated limited partner ship                    --                  5,500,000
                                                                                     -----------             ------------
           Net cash provided by (used in) investing activities                           499,840               55,413,972
                                                                                     -----------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to Limited Partners                                                   --                (26,138,512)
   Income taxes withheld related to distribution                                            --                 (2,408,798)
   Borrowings on credit agreement                                                      1,300,000                5,800,000
   Repayments on revolving line of credit                                             (2,300,000)             (36,700,000)
    Debt issuance costs                                                                     --                   (265,000)
                                                                                     -----------             ------------
           Net cash used in financing activities                                      (1,000,000)             (59,712,310)
                                                                                     -----------             ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                367,364                 (175,033)

CASH AND CASH EQUIVALENTS, beginning of period                                           220,104                  531,285
                                                                                     -----------             ------------
CASH AND CASH EQUIVALENTS, end of period                                             $   587,468             $    356,252
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

                      CENCOM CABLE INCOME PARTNERS II, L.P.
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

1.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:
    -----------------------------------------------

The financial statements of Cencom Cable Income Partners II, L.P. (the "Partnership" or "CCIP II") as of June 30, 1998 and 1997, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1997. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:
    ------------------------------------------------

The Partnership owns limited partnership units of Cencom Partners, L.P. ("CPLP") which provide the Partnership an 84.03% ownership interest in CPLP. The Partnership accounts for its investment in CPLP using the equity method. For the six month period ended June 30, 1998, the Partnership recorded equity in income from its investment in CPLP totaling approximately $298,000.

Summary financial information for the operating results of CPLP, for the three and six month periods ended June 30, 1998, which are not consolidated with the operating results of the Registrant, are as follows:

                                            For the three     For the three     For the six      For the six
                                            months ended      months ended      months ended     months ended
                                            June 30, 1998     June 30, 1997     June 30, 1998    June 30, 1997

Service revenues                              $657,356         $    884,834      $1,287,737       $  4,454,198
                                              ========         ============      ==========       ============
Income from operations                        $335,079         $   (165,291)     $  660,931       $ (1,329,682)
                                              ========         ============      ==========       ============
Gain on sale of cable television systems      $   --           $ 32,614,346      $     --         $ 32,614,346
                                              ========         ============      ==========       ============
Net income                                    $159,998         $ 32,449,055      $  354,902       $ 31,284,664
                                              ========         ============      ==========       ============

3.  PARTNER ALLOCATIONS
    -------------------

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

4.  LITIGATION
    ----------

In March of 1997, certain limited partners of Cencom Cable Income Partners II, L.P. ("CCIP II") filed suit against their General Partner, Cencom Properties II, Inc. (General Partner) and several other related Defendants (collectively "Cencom Defendants") and unrelated Defendants in the Circuit Court of Jackson County, Missouri. Abeles v. Cencom Properties II, Inc., Cause No. CV-97-9292 ("Abeles I"). Plaintiffs amended their petition on several occasions. In their Third Amended Petition, Plaintiffs alleged that the Cencom Defendants mismanaged CCIP II in breach of the Partnership Agreement and in violation of certain fiduciary duties. The Cencom Defendants moved to dismiss the Third Amended Petition. On May 18, 1998, the Court dismissed Abeles I with prejudice.

On June 17, 1998, 402 limited partners filed another Lawsuit in the Circuit Court of Jackson County, Missouri, Abeles v. Cencom Cable Entertainment, Inc., et al., Cause No. 98CV11480 ("Abeles II") against the General Partner and Cencom Cable Entertainment, Inc. ("Cencom Cable Defendants") as well as three unrelated Defendants. Plaintiffs' allegations in Abeles II are substantially the same as those set forth in their First Amended Petition in Abeles I. Plaintiffs allege that the Cencom Cable Defendants made certain misrepresentations and omissions to the limited partners in the marketing and sale of interests in CCIP II. Plaintiffs seek recision of the securities and repayment of their investment, actual damages, punitive damages, attorney's fees and the costs of the action. The Cencom Cable Defendants are scheduled to file a responsure pleading to Plaintiffs Petition on August 17, 1998.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II, Cencom Cable, Charter, parent of Cencom Partners and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the Partnership Agreement in connection with the investment in CPLP, the management of the Partnership's assets and the sale of certain partnership assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivative claim. As of June 30, 1998, the damages claimed by the plaintiffs are unspecified.

The Partnership has not been named as a defendant in the above actions.

The Partnership is a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's financial position or results of operations.

5.  RELATED PARTY
    -------------

Payable to General Partner and CPLP were approximately $5.8 million at June 30, 1998 and approximately $5.1 million at December 31, 1997. At December 31, 1997, the payable to General Partner consisted primarily of deferred management fees, of which approximately $2.6 million was deferred under the terms of the Partnership Agreement and approximately $1.4 million voluntarily deferred by the General Partner. At June 30, 1998, the payable to General Partner and CPLP consisted primarily of deferred management fees, with approximately $2.7 million deferred under the terms of the Partnership Agreement and approximately $1.5 million voluntarily deferred by the General Partner. In addition, at June 30, 1998, payable to General Partner and CPLP included $1.6 million payable to CPLP, the proceeds of which were used to reduce outstanding indebtedness under the Credit Agreement.

CENCOM CABLE INCOME PARTNERS II, L.P.
-------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following table sets forth the approximate number of subscribers of the Partnership as of the dated indicated.

                                          June 30,        December 31,        June 30,
                                           1998              1997              1997
                                          ------            ------            ------
        Basic Subscribers:
          Texas systems                   11,800            11,600            11,600
          Northeast Missouri systems       1,700             1,800             1,900
                                          ------            ------            ------
                                          13,500            13,400            13,500
                                          ======            ======            ======
        Premium Subscriptions:
          Texas systems                    5,300             4,400             4,500
          Northeast Missouri systems         800               800               800
                                          ------            ------            ------
                                           6,100             5,200             5,300
                                          ======            ======            ======

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:

                                                                                 For the Three Months
                                                                                     Ended June 30
                                                                                     -------------
                                                                                      (Unaudited)
                                                                       1998                                1997
                                                            -------------------------           -------------------------
                                                                               % of                                 % of
                                                               Amount         Revenue              Amount         Revenue
                                                               ------         -------              ------         -------
Service Revenues                                             $ 1,527,547       100.0%           $  1,686,605        100.0%
                                                             -----------        ----            ------------      -------
Operating Expenses:

       Operating, General and Administrative                     791,252        51.8                 972,890         57.7
       Depreciation and Amortization                             172,990        11.3                 357,599         21.2
       Liquidation Costs                                              --          --                 122,784          7.3
       Management Fees - Related Party                            76,377         5.0                  84,330          5.0
                                                             -----------        ----            ------------      -------
                                                               1,040,619        68.1               1,537,603         91.2
                                                             -----------        ----            ------------      -------
Income From Operations                                           486,928        31.9                 149,002          8.8
                                                             -----------        ----            ------------      -------
Other Income (Expense):

       Interest Income                                            21,196         1.3                 155,857          9.2
       Interest Expense                                         (101,266)       (6.6)               (256,825)       (15.2)
       Gain on Sale of Cable Television Systems                       --          --              23,662,873       1403.1
       Equity in income of unconsolidated limited
           partnership                                           134,466         8.8               8,131,853        482.1
                                                             -----------        ----            ------------      -------
                                                                  54,396         3.5              31,693,758      1,879.2
                                                             -----------        ----            ------------      -------
Net Income                                                   $   541,324        35.4            $ 31,842,760      1,888.0
                                                             ===========        ====            ============      =======



The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:

                                                                                  For the Six Months
                                                                                     Ended June 30
                                                                                     -------------
                                                                                      (Unaudited)
                                                                          1998                                 1997
                                                               ------------------------            -------------------------
                                                                                 % of                                 % of
                                                                 Amount         Revenue               Amount         Revenue
                                                                 ------         -------               ------         -------
Service Revenues                                               $ 3,023,365        100.0%           $  6,309,583        100.0%
                                                               -----------        -----            ------------        -----
Operating Expenses:
       Operating, General and Administrative                     1,559,458         51.6               3,341,927         53.0
       Depreciation and Amortization                               284,706          9.4               1,729,842         27.4
       Liquidation Costs                                                --           --                 326,469          5.2
       Management Fees - Related Party                             151.168          5.0                 315,479          5.0
                                                               -----------        -----            ------------        -----
                                                                 1,995,332         66.0               5,713,717         90.6
                                                               -----------        -----            ------------        -----
Income From Operations                                           1,028,033         34.0                 595,866          9.4
                                                               -----------        -----            ------------        -----
Other Income (Expense):

       Interest Income                                              28,290           .9                 167,711          2.7
       Interest Expense                                           (209,253)        (6.9)             (1,076,666)       (17.1)
       Gain on Sale of Cable Television Systems                         --           --              36,230,293        574.2
       Equity in income of unconsolidated
           limited partnership                                     298,249          9.9               8,131,853        128.9
                                                               -----------        -----            ------------        -----
                                                                   117,286          3.9              43,453,191        688.7
                                                               -----------        -----            ------------        -----
Net Income                                                     $ 1,145,319         37.9            $ 44,049,057        698.1
                                                               ===========         ====            ============        =====

Service Revenues
----------------

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues decreased by approximately $159,000 and $3,286,000 or 9.4% and 52.1%, respectively for the three and six months ended June 30, 1998, when compared to the similar periods of 1997. These decreases are due to the sale of certain of the Texas systems on March 31, 1997, and the sale of the South Carolina systems on April 7, 1997.

Premium service subscriptions increased 15.1% from June 30, 1997 to June 30, 1998. The ratio of premium service subscriptions per basic subscriber increased from 39.3% at June 30, 1997 to 45.2% at June 30, 1998. The Partnership has begun to offer premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.

Operating Expenses
------------------

Operating, general and administrative expenses decreased by approximately $182,000 and $1,782,000 or 18.7% and 53.3% during the three and six months ended June 30, 1998 when compared to the similar periods of 1997. The decreases are primarily the result of the Partnership serving fewer subscribers as a result of the system sales.

Depreciation and amortization decreased by approximately $185,000 and $1,445,000 or 51.6% and 83.5%, respectively for the three and six months ended June 30, 1998, when compared to the similar periods for 1997. These decreases are related to the smaller base of depreciable and amortizable assets as a result of the system sales.

Liquidation costs related to system sales of approximately $123,000 and $326,000 were incurred by the Partnership during the three and six months ended June 30, 1997, respectively. These costs consisted primarily of legal fees.

Other Income and Expenses
-------------------------

Interest expense was approximately $101,000 and $209,000 for the three and six months ended June 30, 1998, respectively, which was a decrease of 60.6%, and 80.6%, respectively, versus the similar periods of 1997. The decrease is primarily the result of lower average outstanding indebtedness of the Partnership during 1998 as a result of utilizing proceeds from the system sales to reduce outstanding debt balances.

Equity in income of unconsolidated limited partnership relates to income recorded by the Partnership for its share of net income recorded by CPLP.

Gain on sale of cable television systems by the partnership is the result of the sale of certain of the Texas systems on March 31, 1997, and the sale of the South Carolina systems on April 7, 1997.

Net Income
----------

Net income was $.5 million and $1.1 million for the three and six months ended June 30, 1998, respectively, versus $31.8 million and $44 million for the three and six months ended June 30, 1997, respectively. This is primarily the result of the gain recorded on the sale of certain of the assets of the Texas systems on March 31, 1997, and the sale of the South Carolina systems on April 7, 1997.

Liquidity and Capital Resources
-------------------------------

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

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement and entered into a new bank credit agreement (the "Credit Agreement") for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At June 30, 1998, CCIP II had $3,600,000 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus 1/2 of 1%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At June 30, 1998, the interest rate on this outstanding indebtedness was approximately 7.41%.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of total debt to annualized operating cash flow of 4.0 to 1.0 at June 30, 1998. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002.

The Partnership made capital expenditures of approximately $250,000 during the first six months of 1998 in connection with the improvement and upgrading of the Partnership systems.

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

Year 2000 Impact
----------------

As of the quarter ended June 30, 1998, the Partnership is engaged in a process to identify and address issues surrounding the Year 2000 and its impact on the Partnership's operations. The issue surrounding the Year 2000 is whether the computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000, or "00". Computerized systems that do not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Partnership as to its owned or licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Partnership may also be affected by virtue of its external dealings with third parties in the regular course of business. As management of the Partnership has not completed its initial assessment of the impact the Year 2000 may have on the Partnership's operations, it cannot estimate the costs associated with ensuring the Partnership's operations are Year 2000 compliant. The Partnership is in the initial phases of determining the impact of the Year 2000, and management anticipates completion of the project by December 1998, allowing adequate time for testing. However, there can be no assurance that the Partnership's operations or the computer systems of other companies with whom the Partnership conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operation of the Partnership.

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings

In March of 1997, certain limited partners of Cencom Cable Income Partners II, L.P. ("CCIP II") filed suit against their General Partner, Cencom Properties II, Inc. (General Partner) and several other related Defendants (collectively "Cencom Defendants") and unrelated Defendants in the Circuit Court of Jackson County, Missouri. Abeles v. Cencom Properties II, Inc., Cause No. CV-97-9292 ("Abeles I"). Plaintiffs amended their petition on several occasions. In their Third Amended Petition, Plaintiffs alleged that the Cencom Defendants mismanaged CCIP II in breach of the Partnership Agreement and in violation of certain fiduciary duties. The Cencom Defendants moved to dismiss the Third Amended Petition. On May 18, 1998, the Court dismissed Abeles I with prejudice.

On June 17, 1998, 402 limited partners filed another Lawsuit in the Circuit Court of Jackson County, Missouri, Abeles v. Cencom Cable Entertainment, Inc., et al., Cause No. 98CV11480 ("Abeles II") against the General Partner and Cencom Cable Entertainment, Inc. ("Cencom Cable Defendants") as well as three unrelated Defendants. Plaintiffs' allegations in Abeles II are substantially the same as those set forth in their First Amended Petition in Abeles I. Plaintiffs allege that the Cencom Cable Defendants made certain misrepresentations and omissions to the limited partners in the marketing and sale of interests in CCIP II. Plaintiffs seek recision of the securities and repayment of their investment, actual damages, punitive damages, attorney's fees and the costs of the action. The Cencom Cable Defendants are scheduled to file a responsure pleading to Plaintiffs Petition on August 17, 1998.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II, Cencom Cable, Charter, parent of Cencom Partners and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the Partnership Agreement in connection with the investment in CPLP, the management of the Partnership's assets and the sale of certain partnership assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivative claim. As of June 30, 1998, the damages claimed by the plaintiffs are unspecified.

The Partnership has not been named as a defendant in the above actions.

Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

              27 Financial Data Schedule

         (b)  Reports on Form 8-K - None

                      CENCOM CABLE INCOME PARTNERS II, L.P.
                      -------------------------------------

                         FOR QUARTER ENDED JUNE 30, 1998
                         -------------------------------

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

                                      CENCOM CABLE INCOME PARTNERS II, L.P.

                                          By:  Cencom Properties II, Inc.
                                               its General Partner

                                          By:  /s/ Jerald L. Kent
                                             ------------------------------
                                             Jerald L. Kent
                                             Executive Vice President and
                                             Chief Financial Officer

By:   /s/Jerald L. Kent                      August 11, 1998
      -----------------------------------
      Jerald L. Kent
      Executive Vice President and
      Chief Financial Officer

By:   /s/Ralph G. Kelly                      August 11, 1998
      -----------------------------------
      Ralph G. Kelly
      Treasurer