Form 10-Q
period 1998-09-30
CENCOM CABLE INCOME PARTNERS II L P
filed 1998-11-13
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                       OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to ___________________

Commission File Number 0-21309


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

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1998
              ----------------------------------------------------

                                      INDEX
                                      -----



                                                                                                            Page
Part I.  Financial Information                                                                              ----
         ---------------------

         Item 1.  Financial Statements
                  a. Balance Sheets - September 30, 1998 and December 31, 1997                                 3
                  b. Statements of Operations - Three Months Ended
                     September 30, 1998 and 1997                                                               4
                  c. Statements of Operations - Nine Months Ended September 30, 1998 and 1997                  5
                  d. Statement of Partners' Capital (Deficit) - Nine Months Ended
                     September 30, 1998                                                                        6
                  e. Statements of Cash flows - Nine Months Ended September 30, 1998 and 1997                  7
                  f. Notes to Financial Statements                                                             8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       10

Part II. Other Information


         Item 1.  Legal Proceedings                                                                           16

         Item 2.  Change in Securities - None                                                                 -

         Item 3.  Defaults upon Senior Securities - None                                                      -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                  -

         Item 5.  Other Information - None                                                                    -

         Item 6.  Exhibits and Reports on Form 8-K                                                            16

         Signature Page                                                                                       17

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)



                                                                                      September 30,    December 31,
                                                                                           1998           1997
                                                                                      -------------    -----------
                                       ASSETS
                                       ------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $   174,648      $   220,104
   Accounts receivable, net                                                                29,815           98,685
   Prepaid expenses and other                                                              36,457           29,458
                                                                                      -----------      -----------
           Total current assets                                                           240,920          348,247

PROPERTY AND EQUIPMENT                                                                  3,305,714        3,003,525

FRANCHISE COSTS, net of accumulated amortization of $1,280,581 and
   $1,262,965, respectively                                                                15,786           33,402

DEBT ISSUANCE COSTS, net of accumulated amortization of $ 69,511 and
   $30,411, respectively                                                                  221,567          260,667

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                                        3,001,331        2,633,748

RESTRICTED FUNDS HELD IN ESCROW                                                               ---          750,000
                                                                                      -----------      -----------
                                                                                      $ 6,785,318      $ 7,029,589
                                                                                      ===========      ===========

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                    -------------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $ 1,034,457      $ 3,084,357
   Payables to General Partner and affiliate                                            6,122,046        5,141,521
   Subscriber deposits                                                                     10,827           11,542
                                                                                      -----------      -----------
           Total current liabilities                                                    7,167,330        8,237,420
                                                                                      -----------      -----------
DEFERRED REVENUE                                                                           20,751           18,536
                                                                                      -----------      -----------
LONG TERM DEBT                                                                          3,800,000        4,600,000
                                                                                      -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                                                            ---             ---
   Limited Partners (250,000 units authorized; 90,915 units issued and outstanding)
                                                                                       (3,743,596)      (5,367,200)
   Note receivable from General Partner                                                  (459,167)        (459,167)
                                                                                      -----------      -----------
           Total Partners' capital (deficit)                                           (4,202,763)      (5,826,367)
                                                                                      -----------      -----------
                                                                                      $ 6,785,318      $ 7,029,589
                                                                                      ===========      ===========

      The accompanying notes are an integral part of these balance sheets.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                                   (Unaudited)



                                                                                      1998               1997
                                                                                   -----------        ----------
SERVICE REVENUES                                                                    $1,547,272        $1,473,477
                                                                                   -----------        ----------
OPERATING EXPENSES:
   Operating, general and administrative                                               790,473           804,039
   Depreciation and amortization                                                       179,680           291,000
   Liquidation costs                                                                        --               337
   Management fees - related party                                                      77,558            73,674
                                                                                   -----------        ----------
                                                                                     1,047,711         1,169,050
                                                                                   -----------        ----------
           Income from operations                                                      499,561           304,427
                                                                                   -----------        ----------
OTHER INCOME (EXPENSE):
   Interest income                                                                       6,837             2,903
   Interest expense                                                                   (100,451)         (131,546)
   Equity in income of unconsolidated limited partnership (see Note 2)                  69,334            89,570
   Gain on sale of fixed assets                                                          3,000                --
                                                                                   -----------        ----------
                                                                                       (21,280)          (39,073)
                                                                                   -----------        ----------
           Net income                                                              $   478,281        $  265,354
                                                                                   ===========        ==========
NET INCOME ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
   General Partner                                                                          --                --
   Common Limited Partners                                                             478,281           265,354
                                                                                   -----------        ----------
                                                                                   $   478,281        $  265,354
                                                                                   ===========        ==========
NET INCOME PER LIMITED PARTNERSHIP UNIT                                            $      5.26        $     2.92
                                                                                   ===========        ==========
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING
                                                                                        90,915            90,915
                                                                                   ===========        ==========



        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                                   (Unaudited)



                                                                                   1998              1997
                                                                                ----------       -----------
SERVICE REVENUES                                                                $4,570,640       $ 7,783,061
                                                                                ----------       -----------
OPERATING EXPENSES:
   Operating, general and administrative                                         2,349,930         4,146,225
   Depreciation and amortization                                                   464,386         2,020,842
    Liquidation costs                                                                   --           326,806
    Management fees - related party                                                228,727           388,894
                                                                                ----------       -----------
                                                                                 3,043,043         6,882,767
                                                                                ----------       -----------
           Income from operations                                                1,527,597           900,294
                                                                                ----------       -----------
OTHER INCOME (EXPENSE):
   Interest income                                                                  35,128           170,612
   Interest expense                                                               (309,704)       (1,208,211)
   Equity in income of unconsolidated limited partnership (See Note 2)             367,583         8,221,423
    Gain on sale of cable television systems                                            --        36,230,293
    Gain on sale of fixed assets                                                     3,000                --
                                                                                ----------       -----------
                                                                                    96,007        43,414,117
                                                                                ----------       -----------
           Net income                                                           $1,623,604       $44,314,411
                                                                                ==========       ===========
NET INCOME ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
   General Partner                                                                      --                --
   Common Limited Partners                                                       1,623,604        44,314,411
                                                                                ----------       -----------
                                                                                $1,623,604       $44,314,411
                                                                                ==========       ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT                                         $    17.86       $    487.43
                                                                                ==========       ===========
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING
                                                                                    90,915            90,915
                                                                                ==========       ===========



         The accompanying notes are an integral part of this statement.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)


                                                                                       Note
                                                                                    Receivable
                                                                                       From
                                                          General      Limited        General
                                                          Partner      Partners       Partner         Total
                                                       ---------     ------------    ---------     -----------
BALANCE, December 31, 1997                             $             $ (5,367,200)   $(459,167)    $(5,826,367)
                                                             ---

   Net income                                                ---        1,623,604          ---       1,623,604

                                                       ---------     ------------    ---------     -----------
BALANCE, September 30, 1998                            $     ---     $ (3,743,596)   $(459,167)    $ 4,202,763
                                                       =========     ============    =========     ===========






         The accompanying notes are an integral part of this statement.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                                             1998          1997
                                                                                        -------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $1,623,604   $ 44,314,411

   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                          464,386      2,020,842
       Amortization of debt issuance costs                                                     39,100        367,290
       Equity in income of unconsolidated limited partnership                                (367,583)    (8,221,423)
       Gain on sale of cable television systems                                                    --    (36,230,293)
       Gain on sale of fixed assets                                                            (3,000)            --
   Changes in assets and liabilities, net of effects from sale of cable television systems-
         Accounts receivable, net                                                              68,870       (232,124)
         Prepaid expenses and other                                                            (6,999)       (40,638)
         Accounts payable and accrued expenses                                                172,257       (699,271)
         Accrued income taxes withheld on behalf of Limited Partners                       (2,222,157)     2,216,768
         Payables to General Partner and affiliate                                            980,525      1,541,529
         Subscriber deposits                                                                     (715)          (785)
         Deferred revenue                                                                       2,215         (2,099)
                                                                                        -------------  -------------
           Net cash provided by operating activities                                          750,503      5,034,207
                                                                                        -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                      (748,959)      (969,124)
    Proceeds from sale of cable television systems, net of cash sold                              ---     51,477,222
    Proceeds from sale of fixed assets                                                          3,000             --
    Restricted funds held in escrow                                                           750,000       (750,000)
    Distributions from investment in unconsolidated limited partnership                           ---      5,500,000
                                                                                        -------------  -------------
           Net cash provided by investing activities                                            4,041     55,258,098
                                                                                        -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to Limited Partners                                                         ---    (26,330,542)
   Income taxes withheld related to distribution                                                  ---     (2,216,768)
   Borrowings on credit agreement                                                           2,100,000      5,800,000
   Repayments on revolving line of credit                                                  (2,900,000)   (37,400,000)
   Debt issuance costs                                                                            ---       (289,579)
                                                                                        -------------  -------------
           Net cash used in financing activities                                             (800,000)   (60,436,889)
                                                                                        -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (45,456)      (144,584)

CASH AND CASH EQUIVALENTS, beginning of period                                                220,104        531,285
                                                                                        -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                                                     $174,648   $    386,701
                                                                                        =============   ============


        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements of Cencom Cable Income Partners II, L.P. (the "Partnership" or "CCIP II") as of September 30, 1998 and 1997, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Partnership owns limited partnership units of Cencom Partners, L.P. ("CPLP") which provide the Partnership an 84.03% ownership interest in CPLP. The Partnership accounts for its investment in CPLP using the equity method. For the nine month period ended September 30, 1998, the Partnership recorded equity in income from its investment in CPLP totaling approximately $368,000.

Summary financial information for the operating results of CPLP, for the three and nine month periods ended September 30, 1998, which are not consolidated with the operating results of the Registrant, are as follows:




                                                  For the three   For the three      For the nine     For the nine
                                                  months ended    months ended       months ended     months ended
                                                  9/30/98         9/30/97            9/30/98          9/30/97

    Service revenues                              $656,409        $626,448           $1,944,146       $ 5,080,647
                                                  ========        ========           ==========       ===========
    Income from operations                        $259,832        $135,947           $  920,765       $   (53,719)
                                                  ========        ========           ==========       ===========
    Gain on sale of cable television systems            --              --                   --       $32,614,346
                                                  ========        ========           ==========       ===========
    Net income                                    $ 82,538        $106,593           $  437,442       $31,391,259
                                                  ========        ========           ==========       ===========


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

4.  LITIGATION

In April of 1997, certain limited partners of Cencom Cable Income Partners II, L.P. filed suit against their General Partner, Cencom Properties II, Inc. (General Partner) and several other related Defendants (collectively "Cencom Defendants") and unrelated Defendants in the Circuit Court of Jackson County, Missouri. Abeles v. Cencom Properties II, Inc., Cause No. CV-97-9292 ("Abeles I"). Plaintiffs amended their petition on several occasions. In their Third Amended Petition, Plaintiffs alleged that the Cencom Defendants mismanaged CCIP II in breach of the Partnership Agreement and in violation of certain fiduciary duties. The Cencom Defendants moved to dismiss the Third Amended Petition. On May 18, 1998, the Court dismissed Abeles I with prejudice.

On June 17, 1998, 402 limited partners filed another Lawsuit in the Circuit Court of Jackson County, Missouri, Abeles v. Cencom Cable Entertainment, Inc., et al., Cause No. 98CV11480 ("Abeles II") against the General Partner and Cencom Cable Entertainment, Inc. ("Cencom Cable Defendants") as well as three unrelated Defendants. Plaintiffs' allegations in Abeles II are substantially the same as those set forth in their First Amended Petition in Abeles I. Plaintiffs allege that the Cencom Cable Defendants made certain misrepresentations and omissions to the limited partners in the marketing and sale of interests in CCIP II. Plaintiffs seek recision of the securities and repayment of their investment, actual damages, punitive damages, attorney's fees and the costs of the action. Defendants are awaiting rulings on Defendants' motions to dismiss, argued on November 5, 1998.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II, Cencom Cable, Charter, parent of Cencom Partners and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the Partnership Agreement in connection with the investment in CPLP, the management of the Partnership's assets and the sale of certain partnership assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivative claim. As of September 30, 1998, the damages claimed by the plaintiffs are unspecified.

The Partnership has not been named as a defendant in the above actions.

The Partnership is a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's financial position or results of operations.

5.  RELATED PARTY

Payable to General Partner and CPLP were approximately $6.1 million at September 30, 1998 and approximately $5.1 million at December 31, 1997. At December 31, 1997, the payable to General Partner consisted primarily of deferred management fees, of which approximately $2.6 million was deferred under the terms of the Partnership Agreement and approximately $1.4 million voluntarily deferred by the General Partner. At September 30, 1998, the payable to General Partner and CPLP consisted primarily of deferred management fees, with approximately $2.6 million deferred under the terms of the Partnership Agreement and approximately $1.7 million voluntarily deferred by the General Partner. In addition, at September 30, 1998, payable to General Partner and CPLP included $1.8 million payable to CPLP, the proceeds of which were used to reduce outstanding indebtedness under the Credit Agreement.

CENCOM CABLE INCOME PARTNERS II, L.P.
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth the approximate number of subscribers of the Partnership as of the dated indicated.



                                              September 30,         December 31,      September 30,
                                                  1998                 1997              1997
                                              -------------         -----------       -------------
        Basic Subscribers:
          Texas systems                            11,800              11,600              11,700
          Northeast Missouri systems                1,700               1,800               1,800
                                                ---------           ---------           ---------
                                                   13,500              13,400              13,500
                                                =========           =========           =========
        Premium Subscriptions:
          Texas systems                             6,400               4,400               4,500
          Northeast Missouri systems                  700                 800                 700
                                                ---------           ---------           ---------
                                                    7,100               5,200               5,200
                                                =========           =========           =========

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:



                                                                                 For the Three Months
                                                                                  Ended September 30
                                                                                 --------------------
                                                                                      (Unaudited)
                                                                       1998                               1997
                                                            ----------------------------      -----------------------------
                                                                                 % of                              % of
                                                               Amount           Revenue            Amount         Revenue
                                                            -------------    -----------     -------------    ------------
        Service Revenues                                       $1,547,272         100.0%       $1,473,477           100.0%
                                                            -------------    -----------     -------------    ------------
        Operating Expenses:
               Operating, General and Administrative              790,473          51.1           804,039            54.5
               Depreciation and Amortization                      179,680          11.6           291,000            19.7
                   Liquidation Costs                                   --                             337              .1
                        Management Fees - Related Party            77,558           5.0            73,674             5.0
                                                            -------------    -----------     -------------    ------------
                                                                1,047,711          67.7         1,169,050            79.3
                                                            -------------    -----------     -------------    ------------
        Income From Operations                                    499,561          32.3           304,427            20.7
                                                            -------------    -----------     -------------    ------------
        Other Income (Expense):
               Interest Income                                      6,837            .4             2,903              .1
               Interest Expense                                  (100,451)         (6.5)         (131,546)           (8.9)
               Equity in income of unconsolidated limited
                   partnership                                     69,334           4.5            89,570             6.1
               Gain on Sale of Fixed Assets                         3,000            .2                --              --
                                                            -------------    -----------     -------------    ------------
                                                                  (21,280)          1.4           (39,073)           (2.7)
                                                            -------------    -----------     -------------    ------------
        Net Income                                               $478,281          30.9%         $265,354            18.0%
                                                            =============    ===========     =============    ============

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:



                                                                                  For the Nine Months
                                                                                  Ended September 30
                                                                                  -------------------
                                                                                      (Unaudited)
                                                                       1998                               1997
                                                            ----------------------------      ----------------------------
                                                                                % of                               % of
                                                                 Amount        Revenue            Amount         Revenue
                                                            --------------   -----------     -------------    ------------
        Service Revenues                                       $4,570,640         100.0%        $7,783,061          100.0%
                                                            --------------   -----------     -------------    ------------
        Operating Expenses:
               Operating, General and Administrative            2,349,930          51.4         4,146,225            53.3
               Depreciation and Amortization                      464,386          10.2         2,020,842            26.0
                   Liquidation Costs                                   --            --           326,806             4.1
                   Management Fees - Related Party                228,727           5.0           388,894             5.0
                                                            --------------   -----------     -------------    ------------
                                                                3,043,043          66.6         6,882,767            88.4
                                                            --------------   -----------     -------------    ------------
        Income From Operations                                  1,527,597          33.4           900,294            11.6
                                                            --------------   -----------     -------------    ------------
        Other Income (Expense):
               Interest Income                                     35,128            .8           170,612             2.2
               Interest Expense                                  (309,704)         (6.8)       (1,208,211)          (15.5)
                   Equity in income of unconsolidated
                          limited partnership                     367,583           8.0         8,221,423           105.6
               Gain on Sale of Cable Television Systems                --            --        36,230,293           465.5
               Gain on Sale of Fixed Assets                         3,000            .1                --              --
                                                            --------------   -----------     -------------    ------------
                                                                   96,007           2.1        43,414,117           557.8
                                                            --------------   -----------     -------------    ------------
        Net Income                                             $1,623,604          35.5%     $ 44,314,411           569.4%
                                                            ==============   ===========     =============    ============

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased/(decreased) by approximately $74,000 and ($3,212,000) or 5.0% and (41.3%), respectively for the three and nine months ended September 30, 1998, when compared to the similar periods of 1997. The nine month decrease is due to the sale of certain of the Texas systems on March 31, 1997, and the sale of the South Carolina systems on April 7, 1997.

Premium service subscriptions increased 36.5% from September 30, 1997 to September 30, 1998. The ratio of premium service subscriptions per basic subscriber increased from 38.5% at September 30, 1997 to 52.6% at September 30, 1998. The Partnership has begun to offer premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.


Operating Expenses

Operating, general and administrative expenses decreased by approximately $14,000 and $1,796,000 or .2% and 43.3% during the three and nine months ended September 30, 1998 when compared to the similar periods of 1997. The decreases are primarily the result of the Partnership serving fewer subscribers as a result of the system sales.

Depreciation and amortization decreased by approximately $111,000 and $1,556,000 or 38.3% and 77.0%, respectively for the three and nine months ended September 30, 1998, when compared to the similar periods for 1997. These decreases are related to the smaller base of depreciable and amortizable assets as a result of the system sales.

Liquidation costs related to system sales of approximately $300 and $327,000 were incurred by the Partnership during the three and nine months ended September 30, 1997, respectively. These costs consisted primarily of legal fees.

Other Income and Expenses

Interest expense was approximately $100,000 and $310,000 for the three and nine months ended September 30, 1998, respectively, which was a decrease of 23.6%, and 74.4%, respectively, versus the similar periods of 1997. The decrease is primarily the result of lower average outstanding indebtedness of the Partnership during 1998 as a result of utilizing proceeds from the system sales to reduce outstanding debt balances.

Equity in income of unconsolidated limited partnership relates to income recorded by the Partnership for its share of net income recorded by CPLP.

Gain on sale of cable television systems by the partnership is the result of the sale of certain of the Texas systems on March 31, 1997, and the sale of the South Carolina systems on April 7, 1997.

Net Income

Net income was $.5 million and $1.6 million for the three and nine months ended September 30, 1998, respectively, versus $.3 million and $44.3 million for the three and nine months ended September 30, 1997, respectively. This is primarily the result of the gain recorded on the sale of certain of the assets of the Texas systems on March 31, 1997, and the sale of the South Carolina systems on April 7, 1997.

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

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement and entered into a new bank credit agreement (the "Credit Agreement") for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At September 30, 1998, CCIP II had $3,800,000 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus 1/2 of 1%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At September 30, 1998, the interest rate on this outstanding indebtedness was approximately 7.36%.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of total debt to annualized operating cash flow of 4.0 to 1.0 at September 30, 1998. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002.

The Partnership made capital expenditures of approximately $749,000 during the first nine months of 1998 in connection with the improvement and upgrading of the Partnership systems.

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

The General Partner continues to seek potential purchasers for the remaining Northeast Missouri and Texas systems. The General Partner continues to operate these remaining cable television systems until such time as these systems are sold. During September 1998, the Partnership entered into a non-binding letter of intent with respect to the sale of its Texas systems and, second, CPLP entered into a non-binding letter of intent with the same buyer for the sale of its Texas systems. For both of these transactions, there is no assurance that definitive asset sale agreements will be executed or that the sales will be completed. However, if both of these sales are completed, CPLP will no longer have any cable television assets and the Partnership's only remaining cable television systems will be its Northeast Missouri systems with approximately 1,700 basic service customers.

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

Year 2000 Issue

The issue surrounding the Year 2000 is whether computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000. Computerized information that does not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Partnership's owned and licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Partnership may also be affected by virtue of its external dealings with third parties in the ordinary course of business.

During 1998, the Partnership began a review of its computer systems and databases. A committee comprised of members of Charter's senior management from various disciplines has been formed and is meeting regularly to discuss the steps necessary to deal with any potential Year 2000 problems. This project team reports directly to the executive management of Charter, who has assigned a high priority to such efforts.

The scope of the Partnership's Year 2000 readiness program includes the review and evaluation of (i) the Partnership's information technology ("IT"), such as hardware and software utilized in the operation of the Partnership's business;
(ii) the Partnership's non-IT systems or embedded technology such as micro-controllers contained in various equipment and facilities including the equipment used in the transmission and reception of all signals; and (iii) the readiness of third parties, including suppliers and other key vendors to the Partnership.

The Partnership utilizes a subscriber billing system under contractual arrangements with a third party vendor. The Partnership has requested the third party to advise the Partnership as to whether it anticipates difficulties in addressing Year 2000 problems, and if so, the nature of such difficulties. The Partnership has also initiated communications with its significant suppliers of major computers, software, and other equipment used, operated or maintained by the Partnership, and financial institutions to identify and, to the extent possible, to ensure that those parties have appropriate plans to remediate Year 2000 problems. However, the Partnership has limited or no control over the actions of these third party suppliers. Thus, while the Partnership anticipates that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these third party suppliers will resolve any or all Year 2000 problems before the occurrence of a material disruption to the business of the Partnership. Any failure by these third parties to timely resolve Year 2000 problems with their systems could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The Partnership has completed an inventory of all "mission critical" equipment used in the transmission and reception of all signals and is in the process of identifying equipment that need to be upgraded or replaced. The Partnership is also monitoring industry-wide efforts with regards to signal delivery to its cable distribution plant and is working with others in the industry seeking potential solutions.

Management of the Partnership has not determined the total cost associated with its Year 2000 readiness efforts and related potential impact on the Partnership's results of operations. Amounts expended to date have not been material. The estimated cost of the Year 2000 compliance program is not anticipated to be material to the Partnership's financial position or results of operations.

There can be no assurance that the Partnership's systems or systems of other companies on which the Partnership relies will be converted in time or that any such failure to convert by the Partnership or another company will not have a material adverse effect on the Partnership's financial position or results of operations.

After evaluating its internal compliance efforts as well as the compliance of third parties by the end of 1998, the Partnership will develop appropriate contingency plans to address situations in which systems of the Partnership, or of third parties with which the Partnership does business, are not Year 2000 compliant.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q contains statements that are forward looking, such as statements relating to the effects of future regulation, future capital commitments, future acquisitions and the company's success in dealing with the Year 2000 issues. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of the Partnership. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Partnership operates. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

Part II. Other Information

Item 1.  Legal Proceedings

In April of 1997, certain limited partners of Cencom Cable Income Partners II, L.P. ("CCIP II") filed suit against their General Partner, Cencom Properties II, Inc. (General Partner) and several other related Defendants (collectively "Cencom Defendants") and unrelated Defendants in the Circuit Court of Jackson County, Missouri. Abeles v. Cencom Properties II, Inc., Cause No. CV-97-9292 ("Abeles I") Plaintiffs amended their petition on several occasions. In their Third Amended Petition, Plaintiffs alleged that the Cencom Defendants mismanaged CCIP II in breach of the Partnership Agreement and in violation of certain fiduciary duties. The Cencom Defendants moved to dismiss the Third Amended Petition. On May 18, 1998, the Court dismissed Abeles I with prejudice.

On June 17, 1998, 402 limited partners filed another Lawsuit in the Circuit Court of Jackson County, Missouri, Abeles v. Cencom Cable Entertainment, Inc., et al., Cause No. 98CV11480 ("Abeles II") against the General Partner and Cencom Cable Entertainment, Inc. ("Cencom Cable Defendants") as well as three unrelated Defendants. Plaintiffs' allegations in Abeles II are substantially the same as those set forth in their First Amended Petitions in Abeles I. Plaintiffs allege that the Cencom Cable Defendants made certain misrepresentations and omissions to the limited partners in the marketing and sale of interests in CCIP II. Plaintiffs seek recision of the securities and repayment of their investment, actual damages, punitive damages, attorney's fees and the costs of the action. Defendants are awaiting rulings on Defendants' motions to dismiss, argued on November 5, 1998.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of the Partnership against Cencom Properties II, Cencom Cable, Charter, parent of Cencom Partners and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the Partnership Agreement in connection with the investment in CPLP, the management of the Partnership's assets and the sale of certain partnership assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivative claim. As of September 30, 1998, the damages claimed by the plaintiffs are unspecified.

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


                      FOR QUARTER ENDED SEPTEMBER 30, 1998


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

                                        CENCOM CABLE INCOME PARTNERS II, L.P.

                                            By:  Cencom Properties II, Inc.
                                                 its General Partner



                                            By:  /s/ Jerald L. Kent
                                               --------------------------------
                                                 Jerald L. Kent
                                                 Executive Vice President and
                                                 Chief Financial Officer



By:   /s/Jerald L. Kent                          November 11, 1998
   -----------------------------------
      Jerald L. Kent
      Executive Vice President and
      Chief Financial Officer


By:   /s/Ralph G. Kelly                          November 11, 1998
   -----------------------------------
      Ralph G. Kelly
      Treasurer