Form 10-K405
period 1998-12-31
CENCOM CABLE INCOME PARTNERS II L P
filed 1999-03-31
CIK 821582

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission file number 0-21309
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

                           Yes   X            No
                               -----             -----

           Indicate by check mark if disclosure of delinquent filers Pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [|X|]

                       DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated into this Report by reference: None



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CENCOM CABLE INCOME PARTNERS II, L.P.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                               PART I
Item 1.  Business........................................................................................................3
Item 2.  Properties.....................................................................................................12
Item 3.  Legal Proceedings..............................................................................................13
Item 4.  Submission of Matters to a Vote of Security Holders............................................................13


                                                               PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters..........................................14
Item 6.  Selected Financial Data........................................................................................15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................16
Item 8.  Financial Statements and Supplementary Data....................................................................20
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................20


                                                              PART III

Item 10.  Directors and Executive Officers of the Registrant............................................................21
Item 11.  Executive Compensation........................................................................................21
Item 12.  Security Ownership of Certain Beneficial Owners and Management................................................22
Item 13.  Certain Relationships and Related Transactions................................................................22


                                                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................................22

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

As of December 31, 1998, the Partnership owned and operated cable television systems in communities located in northeast Missouri and southwest Texas, and served approximately 13,600 basic subscribers who subscribed to approximately 6,600 premium service subscriptions.

The Partnership also has invested in limited partnership interests of Cencom Partners, L.P. ("CPLP"). The Partnership is allocated 84.03% of the net income or losses of CPLP, based on its ownership interests. The Partnership accounts for its investment in CPLP using the equity method.


PARTIAL LIQUIDATION OF ASSETS

The Partnership's term expired on December 31, 1995 and since that time, both the Partnership and CPLP have been in the process of dissolution and winding up through the sale of their respective assets. In March and April of 1997, the Partnership sold certain of its cable television systems for an aggregate sales price of approximately $66,000,000, and CPLP sold certain of its cable television systems for an aggregate sales price of $52,500,000.

Each of the Partnership and CPLP have executed an Asset Purchase Agreement providing for the sale of their respective Texas Systems, and it is anticipated that these sales will close during the second quarter of 1999. The purchase price for these systems will be $20,800,000 for the Partnership and $11,200,000 for CPLP.

CPLP will use the net proceeds from the sale of its Texas systems first to satisfy the liabilities and expenses of CPLP with the remaining funds distributed to its partners, of which 84.03% will be distributed to the Partnership. The Partnership will use the net proceeds from the sale of its Texas systems first to pay off outstanding indebtedness, and then to satisfy other Partnership liabilities and expenses. The Partnership's remaining funds received pursuant to the distribution from CPLP or as proceeds from the Partnership's sale of its Texas systems, will be distributed to the partners in accordance with the liquidation provisions of the Partnership Agreement. Following these sales, the Partnership's only remaining cable assets will be the Northeast Missouri systems and CPLP will have disposed of all of its cable assets.

The Partnership entered into a non-binding letter of intent with an unaffiliated third-party for the sale of its systems in northeast Missouri. Although negotiations with respect to a sale agreement are on-going, there is no assurance that a definitive sale agreement will be executed or that the sale will be completed. If the General Partner does not execute a definitive agreement to sell the Northeast Missouri systems as a result of this letter of intent, it intends to continue to market and sell the systems.

It is also the General Partner's intention to repay the balance of the Partnership's outstanding obligations, terminate the Partnership and distribute all remaining proceeds thereof (subject to a holdback for contingencies) as expeditiously as possible. At such time as all of the Partnership and the CPLP systems are sold, and all available CPLP distributions are received by the Partnership, the Partnership's outstanding obligations will be paid and the Partnership will be terminated. Upon its termination, the Partnership will cease to be a public entity and will no longer be subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended.


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


DESCRIPTION OF THE PARTNERSHIP SYSTEMS

The following table sets forth a summary of subscriber data (rounded to the nearest hundred) of the Partnership's Systems as of the dates indicated:

                                                        As of December 31,
                                                        ------------------
                                                    1998              1997
                                                    ----              ----
Basic Subscribers:
       Northeast Missouri Systems                   1,700             1,800
       Southeast Texas Systems                     11,900            11,600
                                                   ------           -------
                                                   13,600            13,400
                                                   ======            ======

Premium Subscriptions:
       Northeast Missouri Systems                     700               800
       Southeast Texas Systems                      5,900             4,400
                                                  -------             -----
                                                    6,600             5,200
                                                  =======             =====


The Northeast Missouri Systems

The Northeast Missouri Systems serve eight communities in the northeastern section of Missouri. As of December 31, 1998, these systems consisted of seven headends having approximately 70 miles of activated distribution plant passing approximately 4,100 homes. The largest headend serves Canton and LaGrange, Missouri. As of December 31, 1998, Canton and LaGrange subscribers accounted for approximately 44.9% of the Northeast Missouri Systems' basic subscribers. The remaining six headends each serve less than 400 basic subscribers. At December 31, 1998, the Partnership employed two full-time equivalent persons in connection with the operation of the Northeast Missouri Systems.

The Southeast Texas Systems

As of December 31, 1998, the Southeast Texas Systems served approximately 11,900 basic subscribers in the communities of Kingsville, Angleton, Aqua Dolce, Driscoll, Belleville, Hempstead and Sealy. These cable television systems consisted of seven headends, of which Angleton and Kingsville serve 34.9% and 46.8% of the basic subscribers, respectively. At December 31, 1998, the Partnership employed 21 full-time equivalent persons in connection with the operation of these systems.


DESCRIPTION OF CPLP SYSTEMS

As of December 31, 1998, CPLP owned cable television systems that serve communities in and around LaGrange, Texas, consisting of approximately 170 miles of activated distribution plant which passed approximately 10,400 homes and served customers subscribing to approximately 6,400 basic and 2,700 premium units. The monthly basic fees at December 31, 1998, were $12.25 for the basic service tier and $16.87 for the expanded basic tier. CPLP employed 10 full-time equivalent persons at December 31, 1998.


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

Rates to subscribers vary from market to market and in accordance with the type of service selected. The Partnership Systems' monthly basic fees, at December 31, 1998, ranged from $8.95 to $15.95 for the basic service tier and $15.57 to $19.95 for the expanded basic tier. A one-time installation fee, which may be partially waived during a promotional period, is charged to new subscribers. The practices of the Registrant regarding rates are consistent with the current practices in the industry. See "Regulation and Legislation" for a discussion of rate setting.

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

The Management Agreement provides that the Management Company will receive for its services a management fee equal to 5% of the annual gross operating revenues of the Partnership. Such fee is to be paid quarterly in arrears after the Partnership pays quarterly distributions to the Limited Partners. Beginning in 1989, up to 50% of the management fee payment is subordinate to certain quarterly distributions to the Limited Partners. Unpaid management fees accrue without interest. During 1998, 1997 and 1996, the Registrant recorded approximately $306,000, $462,000, and $905,000, respectively, of such management fee expense although it ceased making such payments shortly thereafter. Management fees of approximately $4,382,000, $4,076,000, and $3,614,000 were included in Payables to General Partners and affiliates at December 31, 1998, 1997, and 1996, respectively. Although the General Partner is currently entitled to collect 50% of its management fees pursuant to the terms of the Management Agreement, the General Partner has decided to voluntarily defer receipt of such fees (approximately $1,595,000 as of December 31, 1998) until such time as the Partnership's outstanding indebtedness is reduced through a combination of repayment and refinancing of such indebtedness.

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

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using a traditional "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Accordingly, cable operators in rural areas, where "off-air" reception is more limited, generally achieve higher penetration rates than do operators in major metropolitan areas, where numerous, high quality "off-air" signals are available. The 1996 Telecom Act directed for digital television ("DTV") to incumbent television broadcast licenses. DTV is expected to deliver high definition television pictures and multiple digital-quality programs streams, as well as advanced digital services such as subscription video.

DBS. DBS has emerged as significant competition to cable television systems. The DBS industry has grown rapidly over the last several years, and now serves approximately 10 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical cable system. DBS providers offer most of the same programming as cable television, but also offer certain sports packages not available through cable television systems and a wide array of pay-per-view movies. DBS currently faces technical and legal obstacles to providing this programming in certain major markets, and Congress and the FCC are considering proposals that would remove existing legal obstacles. DirecTV, Inc. ("DirecTV"), United States Satellite Broadcasting Corporation, Inc. ("USSB") and EchoStar Communications Corporation currently offer DBS programming. In addition, there are several companies licensed to operate a DBS system who have yet to begin service. PrimeStar, Inc. ("PrimeStar") offers a medium-powered fixed satellite service that shares many of the attributes of DBS operators. Additionally, several DBS companies have recently announced mergers which should strengthen their position, including DirecTV, whose parent announced its intention to acquire USSB and PrimeStar, subject to regulatory and other approvals. DirecTV estimates that the combination of DirecTV, PrimeStar and USSB will result in DBS business serving more than seven million subscribers with more than 370 entertainment channels. Others may announce intentions to enter the DBS market and may offer DBS services within our service areas.

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

Wireless Distribution. Cable television systems also compete with wireless program distribution services such MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. However, most MMDS operators continue to program in analog technology due to the significant capital cost in upgrading to digital technology, combined with a high disconnect ratio for this service. Analog MMDS is limited to approximately 33 channels. Additionally, both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION.

The operation of a cable television system is extensively regulated by the Federal Communications Commission ("FCC"), some state governments and most local governments. The 1996 Telecom Act has altered the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service.

The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations, and there have been calls in Congress and at the FCC to maintain or even tighten cable regulation in absence of widespread effective competition.

Cable Rate Regulation. The Cable Television Consumer Protection and Competition Act of 1992 (the"1992 Cable Act") imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable subscriber penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company offering service to the community.

Although the FCC has established the underlying regulatory scheme, local government units (commonly referred to as local franchising authorities or "LFA's") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many LFA's have voluntarily declined to exercise their authority to regulate BST rates. LFA's also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

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

Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the BST be offered to all cable subscribers and limits the ability of operators to require purchase of any CPST if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002.

At December 31, 1998, LFA's (covering approximately 30% of the Systems' subscribers) were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that additional localities served by the systems may choose to certify and regulate rates in the future.

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

Significantly, FCC regulation of CPST rates for all systems (regardless of size) will sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for the delay in that regulatory sunset and even urged more rigorous rate regulation in the interim, including limits on operators passing through to their customers increased programming costs and bundling together multiple programming services. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complains about predatory pricing still may be made to the FCC.

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

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection obligation order but most of that decision was reversed by the U.S. Supreme Court in January 1999. The Supreme Court upheld most of the FCC's interconnection regulations.

Internet Service. Although there is at present no significant federal regulations of cable system delivery of Internet services, and the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service provider and online service providers. Certain Internet service providers also are attempting to use existing commercial leased access provisions to gain access to cable system delivery. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers.

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

Various LECs currently are seeking to provide video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless (MMDS) transmission.

Under the 1996 Telecom Act, a LEC (or any other cable competitor) providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to deploy its broadband plant as an OVS. To qualify for favorable OVS status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals recently reversed certain of the FCC's OVS rules, including the FCC's preemption of local franchising. That decision may be subject to further appeal. It is unclear what effect this ruling will have on the entities pursuing OVS operation.

Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LEC in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies that have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems.

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Although the 1992 Cable Act also precluded any cable operator from serving more than 30% of all U.S. domestic cable subscribers, this provision has been stayed pending further judicial review and FCC rulemaking.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that, among other things, allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations (such as those affiliated with a national network) typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable systems' programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcasts stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. A rulemaking is now pending at FCC shortly regarding the imposition of dual digital and analog must carry.

Access Channels. LFA's can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Recently, there has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially-delivered programming to the program access requirements.

Inside Wiring; Subscriber Access. In a 1997 Order, the FCC established rules that require an incumbent cable operator upon expiration of an multiple dwelling unit ("MDU") service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a MDU building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such fee is permissible. The FCC has also proposed abrogating all exclusive MDU service agreements held by incumbent cable operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant (such as balconies and patios). This FCC ruling may limit the extent to which the Partnership along with MDU owners may enforce certain aspects of MDU agreements which otherwise prohibit, for example, placement of DBS receiver antennae in MDU areas under the exclusive occupancy of a renter.

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children's programming advertisements, and closed captioning, registration of cable systems and facilities licensing, maintenance of various records and public inspection files, aeronautical frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment capability and Emergency Alert Systems). The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions (which could then be satisfied by third party vendors). The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and / or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried, and the location of the cable system), cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. The Partnership cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the Association of Songwriters, Composers, Artists and Producers ("ASCAP") and Broadcast Music, Inc. ("BMI"). The cable industry and BMI have reached a standard licensing agreement, and negotiations with ASCAP are ongoing. Although the Partnership cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees it may be required to pay for past and future use of ASCAP-controlled music, it does not believe such license fees will be significant to the Partnership's business and operations.

State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits LFAs from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

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

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if local franchise authority's consent is required for the purchase or sale of a cable system or franchise, such LFA may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Under the 1996 Telecom Act, cable operators are not required to obtain franchises for the provision of telecommunications services, and LFAs are prohibited from limiting, restricting, or conditioning the provision of such services. In addition, LFAs may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.


EMPLOYEES

As of December 31, 1998, the Registrant employed a total of approximately 21 full-time equivalent persons in the operation of its cable television systems. None of the employees are represented by a union. The Registrant has never experienced a work stoppage. The Registrant believes its employee relations are generally good.


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



ITEM 3.  LEGAL PROCEEDINGS

Abeles v. Cencom Cable Entertainment, Inc., et. al.

On June 17, 1998, approximately 400 limited partners in CCIP II, filed a lawsuit against the General, Cencom Cable Entertainment, Inc. (CCE), (collectively "Cencom Defendants"), and three brokerage firms involved in the original sale of limited partnership units in the Circuit Court of Jackson County, Missouri. CCE provided management services to the Partnership and also owned all of the stock of the General Partner prior to mid-1994.

Plaintiffs allege that the Cencom Defendants are liable for fraud, negligent misrepresentation or omission, negligence, breach of fiduciary duty, breach of implied covenants and violations of the Missouri Merchandising Practices Act in connection with the sale of limited partnership interests in CCIP II commencing in 1987. Plaintiffs seek recession of the purchase of the securities along with ancillary damages, actual damages, punitive damages, costs and attorneys' fees.

On August 17, 1998, the Cencom Defendants filed a Motion to Dismiss. On November 5, 1998, the Court heard oral argument on that motion. Discovery has been stayed during the pendency of the Motion to Dismiss.

Wallace v. Wood, et. al.

On June 10, 1997, four limited partners of the Partnership filed a putative class action suit on behalf of the limited partners presently in Delaware Chancery Court against the General Partner, Charter, certain other Charter affiliates and four present or former officers of the General Partner. The Plaintiffs subsequently amended their lawsuit and converted it to a Derivative Action, thus adding the Partnership as a nominal defendant.

Plaintiffs allege that the Defendants breached the Partnership Agreement and their fiduciary duties of loyalty and candor in connection with the management of the Partnership and the sale of the Partnership assets to certain purchasing affiliates. Plaintiffs seek a declaration that the distribution to the Limited Partners is improper, request that defendants compensate the Partnership for all damages suffered as a result of the actions and transactions, including interest, costs, reasonable attorneys' fees, accountants' and experts' fees and request an accounting for all monies earned by the properties after the effective date of the sale to the purchasing affiliates.

On May 19, 1998, Defendants filed a Motion for Judgment on the Pleadings, seeking dismissal of certain of the defendants from the lawsuit. That motion is pending before the Court.

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

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

As of December 31, 1998, there were approximately 8,829 holders of 90,915 Limited Partnership Units of the Partnership (the "Units" or the "LP Units"). There is a very limited trading market for the Units and all transfers are subject to approval of the General Partner. In 1996, 1997 and 1998, several tender offers have been conducted for the acquisition of limited partnership interests. In 1998, an aggregate of 3,426 limited partnership units were traded in tender offer transfers submitted to the General Partner.

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

During January 1995, Charter acquired 1,746 Units of the Partnership as part of a negotiated transaction for a sale of securities and assets. As of December 31, 1998, Charter held 1,746 Units of the Partnership, representing approximately 1.9% of the total outstanding limited partnership interests of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership and should be read in conjunction with the financial statements and notes thereto included pursuant to Item 8 of this Form 10-K.


                                                                   AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------------------
                                          1998               1997            1996           1995              1994
                                     ---------------- ----------------- --------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Service Revenues..................     $6,114,611        $9,246,156      $18,155,382     $17,046,419      $16,257,928
Net income (loss).................       2,291383        44,548,950       (1,447,153)     (2,292,563)      (5,256,210)
Net income (loss) per LP Unit.....          25.20            458.90           (15.76)         (24.96)          (57.24)
Cash distributions per LP Unit....             --            314.00               --              --               --

BALANCE SHEET DATA:
Total assets......................      7,897,700         7,029,589       20,845,510      24,960,260       30,517,928
Long-term obligations,  including
   current maturities.............      3,800,000         4,600,000       36,700,000      40,400,000       44,700,000
Partners' (deficit) capital.......     (3,534,984)       (5,826,367)     (21,828,007)    (20,380,854)     (18,088,291)

MISCELLANEOUS DATA:
Ratio of earnings to fixed
   charges(1)......................          6.66                34.52            --              --               --
Book value per LP Unit............        ($38.88)             ($64.09)     ($240.09)       ($224.17)        ($198.96)


----------

(1) Ratio of earnings to fixed charges is calculated using income from continuing operations adding back fixed charges; fixed charges include interest expense and amortization expense for debt issuance costs. Earnings for the years ended December 31, 1996, 1995 and 1994 were insufficient to cover the fixed charges by $1,447,153, $2,292,563, and $5,256,210, respectively. As a result of such insufficiencies, these ratios are not presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL INFORMATION

The following table summarizes the amounts and the percentage of total revenues for certain items for the periods indicated:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------------------
                                         1998                            1997                             1996
                               -----------------------        -----------------------        ---------------------------
                                     Amt.           %               Amt.           %               Amt.         %
Service Revenues:
     Basic Service              $  4,688,399       76.7       $  6,916,999       74.8        $ 13,485,981       74.3
     Premium Service                 697,063       11.4          1,070,210       11.6           2,241,316       12.3
     Other Services                  729,149       11.9          1,258,947       13.6           2,428,085       13.4
                                ------------    -------       ------------    -------        ------------    -------

                                   6,114,611      100.0          9,246,156      100.0          18,155,382      100.0
                                ------------    -------       ------------    -------        ------------    -------

Operating Expenses:
     Operating, General and
       Administrative              3,346,674       54.7          5,674,812       61.4          10,572,015       58.2
     Depreciation and
       Amortization                  652,437       10.7          2,278,705       24.6           6,235,182       34.4
                                ------------    -------       ------------    -------        ------------    -------

                                   3,999,111       65.4          7,953,517       86.0          16,807,197       92.6
                                ------------    -------       ------------    -------        ------------    -------

Income from Operations             2,115,500       34.6          1,292,639       14.0           1,348,185        7.4
                                ------------    -------       ------------    -------        ------------    -------

Other Income (Expenses):
     Interest Income                  39,632        0.6            216,190        2.3              39,909        0.2
     Interest Expense               (401,809)      (6.6)        (1,323,920)     (14.3)         (2,835,247)     (15.6)
     Equity in income of
       unconsolidated limited
       partnership                   538,060        8.8          8,133,748       88.0                --           --

     Gain on sale of cable
       television systems               --           --         36,230,293      391.8                --           --
                                ------------    -------       ------------    -------        ------------    -------




                                     175,883        2.9         43,256,311      467.8          (2,795,338)     (15.4)
                                ------------    -------       ------------    -------        ------------    -------

Net income (loss)               $  2,291,383       37.5       $ 44,548,950      481.8        ($ 1,447,153)      (8.0)
                                ============    =======       ============    =======        ============   ========


Operating results of the Registrant's investment in CPLP are not consolidated as the Registrant owns only limited partnership units of CPLP. The Registrant's investment in CPLP is accounted for under the equity method and losses in excess of its investment are not recorded. The amount of unrecorded losses in excess of the equity investment were approximately $4.0 million for the year ended December 31, 1996. As of December 31, 1996, the cumulative unrecorded losses in excess of investment were approximately $14.9 million. For the years ended December 31, 1998 and 1997, the Partnership recorded income from its investment in CPLP totaling approximately $0.5 and $8.1 million net of previously unrecorded losses. Also, in May 1997, the Partnership received a cash distribution from CPLP in the amount of $5.5 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996.

Revenues

Partnership revenues decreased 49.1% from $18.2 million in 1996 to $9.2 million in 1997, primarily as a result of the decrease in subscribers following the sale of the Anderson County System on April 7, 1997 and the sales of approximately 47% of the Southeast Texas Systems on March 31, 1997. Partnership revenue decreased 33.9% from $9.2 million in 1997 to $6.1 million in 1998, primarily as a result of the decrease in subscribers following the sale of the Anderson County System on April 7, 1997 and the sales of approximately 47% of the Southeast Texas Systems on March 31, 1997. Overall, revenue per basic subscriber (as determined for the fourth quarter of each fiscal year) has increased from $34.56 for 1996 to $36.11 for 1997 to $37.46 for 1998.

The ratio of premium subscriptions per basic subscriber has decreased from .42 at December 31, 1996, to .39 at December 31, 1997, and is indicative of historical trends. The ratio of premium subscriptions per basic subscriber has increased from .39 at December 31, 1997, to .48 at December 31, 1998, primarily as a result of the Partnership offering premium services to customers in a packaged format, providing subscribers a discount from the combined individual retail rates of these services.


Operating Expenses

Operating, general and administrative expenses decreased 46.3% from $10.6 million in 1996 to $5.7 million in 1997. This decrease was primarily a result of the elimination of costs associated with the Anderson County System and certain of the Southwest Texas Systems which were sold April 7, 1997 and March 31, 1997, respectively.

Operating, general and administrative expenses decreased 42.1% from $5.7 million in 1997 to $3.3 million in 1998. This decrease was primarily a result of the elimination of costs associated with the Anderson County System and certain of the Southwest Texas Systems which were sold April 7, 1997 and March 31, 1997, respectively. Operating, general and administrative costs have increased as a percent of revenue from 58.2% in 1996 to 61.4% in 1997. In addition to programming cost increases, the Partnership has experienced increases in copyright expense, property tax expense and liquidation costs. Operating, general and administrative costs have decreased as a percent of revenues from 61.4% in 1997 to 54.7% of revenues in 1998, as a result of a decrease in liquidation costs incurred during 1998.

Depreciation and amortization, in terms of percent of revenues, decreased during the 1996-1998 period. The decrease is primarily the result of the completion of amortization for certain franchises and deferred costs.


Other Income and Expenses

Interest expense decreased from $2,835,000 in 1996 to $1,324,000 in 1997 to $402,000 in 1998 as a result of a lower weighted average outstanding balance due to the reduction of indebtedness from the proceeds of the sale of cable television systems.

Because the Partnership accounts for its investment in CPLP under the equity method, allocated losses from CPLP in excess of the Partnership's investment in CPLP are not recorded. During 1996, the unrecorded loss in excess of investment was $4.0 million. During 1997, the sale of certain cable television systems by CPLP resulted in the recognition by the Partnership of equity in income of $8.1 million from this unconsolidated limited partnership, net of previously unrecorded losses, which as of December 31, 1996 were approximately $14.9 million. During 1998, the Partnership recorded income from its investment in CPLP totaling $0.5 million.

During 1997, the Partnership recorded a gain of approximately $36.2 million related to the sales of certain of its cable television systems.

Net Loss

The Partnership recorded net income of $44.5 million in 1997 compared to a loss of $1.4 million in 1996. The increase in net income was primarily due to the $36.2 million gain on the sale of cable television systems and the recognition of $8.1 million of equity in the income of CPLP, an unconsolidated limited partnership. Net income was reduced by 94.9% from $44.5 million in 1997 to $2.3 million in 1998, primarily attributable to the $36.2 million gain on the sale of cable television systems and the recognition of $8.1 million of equity in the income of CPLP recorded in 1997.


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

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement and entered into a new bank credit agreement (the "Credit Agreement") for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At December 31, 1998, the Partnership had $3,800,000 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus 3/4 of 1%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At December 31, 1998, the interest rate on this outstanding indebtedness was 7.31%.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of total debt to annualized operating cash flow of 4.0 to 1.0 at December 31, 1998. A quarterly commitment fee of .375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002. If the sale of the Partnership's Texas system, is consummated pursuant to the terms of the Asset Purchase Agreement (see "Item 1. Business"), the Partnership's Credit Agreement will be fully repaid.

The Partnership made capital expenditures of approximately $1,783,000, $1,240,000 and $2,108,000 during 1998, 1997, and 1996, respectively, in connection with the improvement and upgrading of the Partnership Systems.

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

Each of the Partnership and CPLP have executed an Asset Purchase Agreement providing for the sale of their respective Texas Systems, and it is anticipated that these sales will close during the second quarter of 1999. The purchase price for these systems will be $20,800,000 for the Partnership and $11,200,000 for CPLP.

CPLP will use the net proceeds from the sale of its Texas systems first to satisfy the liabilities and expenses of CPLP with the remaining funds distributed to its partners, of which 84.03% will be distributed to the Partnership. The Partnership will use the net proceeds from the sale of its Texas systems first to pay off outstanding indebtedness, and then to satisfy other Partnership liabilities and expenses. The Partnership's remaining funds received pursuant to the distribution from CPLP or as proceeds from the Partnership's sale of its Texas systems, will be distributed to the partners in accordance with the liquidation provisions of the Partnership Agreement. Following these sales, the Partnership's only remaining cable assets will be the Northeast Missouri systems and CPLP will have disposed of all of its cable assets.

The Partnership entered into a non-binding letter of intent with an unaffiliated third-party for the sale of its systems in northeast Missouri. Although negotiations with respect to a sale agreement are on-going, there is no assurance that a definitive sale agreement will be executed or that the sale will be completed. If the General Partner does not execute a definitive agreement to sell the Northeast Missouri systems as a result of this letter of intent, it intends to continue to market and sell the systems.

After the remaining Partnership assets, including the Partnership's investment in CPLP, have been sold or liquidated for cash, all outstanding indebtedness, other liabilities, and expenses have been paid and any remaining cash has been distributed to the partners in accordance with the liquidation provisions of the Partnership, the Partnership's existence will terminate.


YEAR 2000 IMPACT

Many existing computer systems and applications, and other control devices and embedded computer chips use only two digits (rather than four) to identify a year in the date field, failing to consider the impact of the upcoming change in the century. As a result, such systems, applications, devices, and chips could create erroneous results or might fail altogether unless corrected to properly interpret data related to the year 2000 and beyond (the "Year 2000 Problem"). These errors and failures may result, not only from a date recognition problem in the particular part of a system failing, but may also result as systems, applications, devices and chips receive erroneous or improper data from third-parties suffering from the Year 2000 Problem. In addition, two interacting systems, applications, devices or chips, each of which has individually been fixed so that it will properly handle the Year 2000 Problem, could nonetheless suffer "integration failure" because their method of dealing with the problem is not compatible.

These problems are expected to increase in frequency and severity as the Year 2000 approaches. This issue impacts our owned and licensed computer systems and equipment used in connection with internal operations, including
         -    information processing and financial reporting systems,
         -    customer billing systems, o customer service systems,
         -    telecommunication transmission and reception systems, and
         -    facility systems.

We also rely directly and indirectly, in the regular course of business, on the proper operation and compatibility of third party systems. The Year 2000 Problem could cause these systems to fail, err, or become incompatible with our systems.

If we or a significant third party on which we rely fails to become year 2000 ready, or if the Year 2000 Problem cause our systems to become internally incompatible or incompatible with third party systems, our business could suffer from material disruption, including the inability to process transactions, send invoices, accept customer orders or provide customers with our cable services. We could also face similar disruptions if the Year 2000 Problem causes general widespread problems or an economic crisis. We cannot now estimate the extent of these potential disruptions.

We are addressing the Year 2000 Problem with respect to our internal operations in three stages: (1) inventory and evaluation of our systems, components and other significant infrastructure to identify those elements that reasonably could be expected to be affected by the Year 2000 Problem, (2) remediation and replacement to address problems identified in stage one and (3) testing of the remediation and replacement carried out in stage two. We formed an executive Year 2000 Taskforce at the beginning of 1998, have completed stage one, and anticipate that we will complete stages two and three by August 1999. We plan to complete all stages for our existing systems by August 1999, but we cannot determine when such stages would be completed in connection with systems we may acquire in the near future.

Much of our assessment efforts in stage one have involved, and depend on, inquiries to third party service providers, who are the suppliers and vendors of various parts or components of our systems. Certain of these third parties that have certified the readiness of their products will not certify their interoperability within our fully integrated systems. We cannot assure you that these technologies of third parties, on which we rely, we be year 2000 ready or timely converted into year 2000 compliant systems compatible with our systems. Moreover, because a full test of our systems, on an integrated basis, would require a complete shut down of our operations, it is not practicable to conduct such testing. We have been advised that a plan has been developed to utilize a third party, in cooperation with other cable operators, to begin testing a "mock-up" of our major billing and plant components (including pay-per-view systems) as an integrated system. We are also evaluating the potential impact of third party failure and integration failure on our systems.

We have incurred only immaterial costs to date directly related to addressing the Year 2000 Problem. We have redeployed internal resources and have selectively engaged outside vendors to meet the goals of our year 2000 program. We currently do not estimate the total cost of our year 2000 remediation program to be material.

In June 1998, the Financial Accounting Standards Board (FASB) adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133.
However, SFAS No. 133 could increase volatility in earnings (loss).



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules on Page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Set forth below is the present principal occupation or employment and employment history of the executive officers and directors of the General Partner:



      NAME                  AGE               POSITION WITH GENERAL PARTNER

Howard L. Wood              58           President, Chief Executive Officer and
                                             Director
Barry L. Babcock            51           Executive Vice President, Chief
                                             Operating Officer and Director
Jerald L. Kent              42           Executive Vice President, Chief
                                             Financial Officer and Director


Mr. Wood has been affiliated with Charter Communications, Inc. (Charter), parent of the General Partner, since 1993, now holding the position of Vice Chairman of Charter, and has served as President of the General Partner since 1994. Mr. Wood also co-founded Charter Communications Group ("CCG") in 1992. Prior to that time, he was associated with Cencom Cable Associates, Inc. ("CCA"), which he joined in July 1987 as Director; at CCA he held the position of President, Chief Executive Officer and Director from January 1, 1989 to November 1992. Mr. Wood also serves on the Board of Directors of Gaylord Entertainment Company, VanLiner Group, Inc. and First State Bank.

Mr. Babcock has been affiliated with Charter since 1993 and now holds the position of Vice Chairman of Charter, and has served as Executive Vice President of the General Partner since 1994. Mr. Babcock also co-founded CCG in 1992. Prior to that time, he was associated with CCA as the Executive Vice President of CCA from February 1986 to November 1992, and as Chief Operating Officer of CCA from May 1986 to November 1992. Mr. Babcock also serves on the Board of Directors of the National Cable Television Association, Cable in the Classroom and Mercantile Bank.

Mr. Kent has been affiliated with Charter since 1993 and now holds the position of President and Chief Executive Officer and director of Charter, and has served as Executive Vice President of the General Partner since 1994. Mr. Kent also co-founded CCG in 1992. Prior to that time, he was associated with CCA as Executive Vice President and Chief Financial Officer of CCA from 1987 through November 1992. Mr. Kent also serves on the Board of Directors of HSAC and Cable Television Laboratories.



ITEM 11.  EXECUTIVE COMPENSATION

The General Partner does not currently pay any remuneration to any of its officers or directors. See Item 13 herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, no Limited Partner was known to the General Partner to be the beneficial owner of more than five percent (5%) of the outstanding LP Units issued by the Partnership. Charter owns 1,746 LP Units, constituting approximately 1.9% of the LP Units. Charter has no right to acquire additional LP Units.



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
           See Index to Financial Statements and Schedules on page F-1 of this Report.

       2.  Financial Statement Schedules:
           See Index to Financial Statements and Schedules on page F-1 of this Report.

       3.  Exhibits:
           See Index on Page E-1 of this Report.

(b) Reports on Form 8-K:

       No reports on Form 8-K were filed during the fourth quarter of 1998.

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

Signature and Title                                                                Date
-------------------                                                                ----


By:                    /s/    Howard L. Wood                                       March 29, 1999
       ---------------------------------------------------
       Howard L. Wood
       President, Chief Executive Officer and Director
       (Principal Executive Officer)



By:                     /s/    Barry L. Babcock                                    March 29, 1999
       ---------------------------------------------------
       Barry L. Babcock
       Executive Vice President,  Chief Operating Officer and
       Director



By:                      /s /    Jerald L. Kent                                    March 29, 1999
       ---------------------------------------------------
       Jerald L. Kent
       Executive Vice President,  Chief Financial Officer and
       Director
       (Principal Financial Officer and Principal Accounting
       Officer)

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                                  EXHIBIT INDEX

   Exhibit
   Number                             Description                                   Page
    3(a)       Agreement of Limited Partnership, filed as Exhibit 3(b) to the        N/A
               Registrant's Registration N/A Statement on Form S-1 (Registration
               No. 33-17174), incorporated herein by this reference.

    3(b)       Amended and Restated Agreement of Limited Partnership, filed as       N/A
               Exhibit 3(c) to the N/A Registrant's Registration Statement on
               Form S-1 (Registration No. 33-17174), incorporated
               herein by this reference.

    10(a)      Management Agreement between the Registrant and the Management        N/A
               Company filed as Exhibit 10(a) N/A to the Registrant's
               Registration Statement on Form S-1 (Registration No. 33-17174),
               incorporated herein by this reference.

    10(j)      Agreement of Limited Partnership of Cencom Partners, L.P., dated      N/A
               January 30, 1990, by and N/A between the Registrant and Cencom
               Cable Associates, Inc., filed as Exhibit 10(j) to the
               Registrant's Form 10-K for the year ended December 31, 1990, incorporated herein by this reference.

    10(r)      Assignment of shares of common stock of the General Partner,          N/A
               dated July 15, 1994, filed as N/A Exhibit 10(r) to the
               Registrant's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

    10(s)      Assignment of the Management Agreement, dated July 15, 1994,          N/A
               between the General Partner and N/A Cencom Cable Associates,
               Inc., filed as Exhibit 10(s) to the Registrant's Form 10-K for the year ended December 31, 1994, incorporated herein by
               reference.


    10(t)      Transfer of Limited Partnership Interest in the Registrant, dated     N/A
               January 18, 1995, filed as N/A Exhibit 10(t) to the Registrant's
               Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

    10(u)      Assignment of Limited Partnership Interest in Cencom Partners,        N/A
               L.P., dated January 18, 1995, N/A filed as Exhibit 10(u) to the
               Registrant's Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

    10(y)      Credit Agreement dated May 23, 1997 among Cencom Cable Income         N/A
               Partners II, L.P. and Cencom N/A Partners, L.P. as Borrowers and
               Canadian Imperial Bank of Commerce as the Lender and Agent, filed as Exhibit 10(y) to the Registrant's Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

   *10(z)      Asset Purchase Agreement dated December 18, 1998, between the
               Registrant and Etan Industries, Inc.

  *10(aa)      Asset Purchase Agreement dated December 18, 1998, between Cencom
               Partners, L.P. and Etan Industries, Inc.

  *10(bb) Amendment Letter dated December 3, 1998 amending Credit Agreement dated May 23, 1995

     *12       Ratio of Earnings to Fixed Charges.

   *27.1       Financial Data Schedule.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                     Page
                                                                                     ----
REGISTRANT'S FINANCIAL STATEMENTS:
   Report of Independent Public Accountants                                          F-2
   Balance Sheets as of December  31, 1998 and 1997                                  F-3
   Statements of Operations for the years ended December 31, 1998, 1997 and 1996     F-4
   Statements of Partners' Deficit for the years ended December 31, 1998,
   1997 and 1996                                                                     F-5
   Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996     F-6
   Notes to Financial Statements                                                     F-7

REGISTRANT'S FINANCIAL STATEMENT SCHEDULES:
   None required

FINANCIAL STATEMENTS OF CENCOM PARTNERS, L.P.:
   Report of Independent Public Accountants                                          F-17
   Balance Sheets as of December 31, 1998 and 1997                                   F-18
   Statements of Operations for the years ended December 31, 1998, 1997 and 1996     F-19
   Statements of Partners' Capital (Deficit) for the years ended December
   31, 1998, 1997 and 1996                                                           F-20
   Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996     F-21
   Notes to Financial Statements                                                     F-22

CENCOM PARTNERS, L.P. FINANCIAL STATEMENT SCHEDULES:
   None required

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cencom Cable Income Partners II, L.P.:


We have audited the accompanying balance sheets of Cencom Cable Income Partners II, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cencom Cable Income Partners II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP /s/



St. Louis, Missouri,
   February 5, 1999

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                   BALANCE SHEETS - DECEMBER 31, 1998 AND 1997


                                                                                              1998            1997
                                                                                          ------------    ------------

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                              $    267,002    $    220,104
   Accounts receivable, net of allowance for doubtful accounts of $14,387 and
     $17,990, respectively                                                                      52,409          98,685
   Prepaid expenses and other                                                                   30,844          29,458
                                                                                          ------------    ------------
           Total current assets                                                                350,255         348,247

PROPERTY, PLANT AND EQUIPMENT, net                                                           4,156,583       3,003,525

FRANCHISE COSTS, net of accumulated amortization of $1,285,846 and $1,262,965,
   respectively                                                                                 10,521          33,402

DEBT ISSUANCE COSTS, net of accumulated amortization of $82,545 and $30,411,
   respectively                                                                                208,533         260,667

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                                             3,171,808       2,633,748

RESTRICTED FUNDS HELD IN ESCROW                                                                     --         750,000
                                                                                           -----------     -----------
                                                                                           $ 7,897,700     $ 7,029,589
                                                                                           ===========     ===========

                        LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                   $ 1,310,831     $ 3,084,357
   Payables to General Partner and affiliates                                                6,291,552       5,141,521
   Subscriber deposits                                                                          10,527          11,542
                                                                                           -----------     -----------
           Total current liabilities                                                         7,612,910       8,237,420
                                                                                           -----------     -----------

DEFERRED REVENUE                                                                                19,774          18,536
                                                                                           -----------     -----------

LONG-TERM DEBT                                                                               3,800,000       4,600,000
                                                                                           -----------     -----------
PARTNERS' DEFICIT:
   General Partner                                                                                  --              --
   Limited Partners (250,000 units authorized; 90,915 units issued and outstanding)         (3,075,817)     (5,367,200)
   Note receivable from General Partner                                                       (459,167)       (459,167)
                                                                                           -----------     -----------
           Total Partners' deficit                                                          (3,534,984)     (5,826,367)
                                                                                           -----------     -----------
                                                                                           $ 7,897,700     $ 7,029,589
                                                                                           ===========     ===========


      The accompanying notes are an integral part of these balance sheets.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS


              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                              1998            1997             1996
                                                                          -----------     ------------    ------------
SERVICE REVENUES:
   Basic service                                                          $ 4,688,399     $  6,916,999    $ 13,485,981
   Premium service                                                            697,063        1,070,210       2,241,316
   Other                                                                      729,149        1,258,947       2,428,085
                                                                          -----------     -------------   ------------
                                                                            6,114,611        9,246,156      18,155,382
                                                                          -----------     -------------   ------------
OPERATING EXPENSES:
   Operating costs                                                          2,335,126        3,886,725       7,864,914
   General and administrative                                                 705,967          991,383       1,560,430
   Liquidation costs                                                               --          334,655         241,600
   Depreciation and amortization                                              652,437        2,278,705       6,235,182
   Management fees - related party                                            305,581          462,049         905,071
                                                                          -----------     -------------   ------------
                                                                            3,999,111        7,953,517      16,807,197
                                                                          -----------     -------------   ------------
           Income from operations                                           2,115,500        1,292,639       1,348,185
                                                                          -----------     -------------   ------------
OTHER INCOME (EXPENSE):
   Interest income                                                             39,632          216,190          39,909
   Interest expense                                                          (401,809)      (1,323,920)     (2,835,247)
   Equity in income of unconsolidated limited partnership                     538,060        8,133,748              --
   Gain on sale of cable television systems                                        --       36,230,293              --
                                                                          -----------     -------------   ------------
                                                                              175,883       43,256,311      (2,795,338)
                                                                          -----------     -------------   ------------
           Net income (loss)                                              $ 2,291,383     $ 44,548,950    $ (1,447,153)
                                                                          ===========     ============    ============
NET INCOME (LOSS) ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:

   General Partner                                                        $               $  2,828,374    $    (14,472)
   Limited Partner                                                          2,291,383       41,720,576      (1,432,681)
                                                                          -----------     -------------   ------------
                                                                          $ 2,291,383     $ 44,548,950    $ (1,447,153)
                                                                          ===========     ============    ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                            $     25.20     $     458.90    $     (15.76)
                                                                          ===========     ============    ============



        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                         STATEMENTS OF PARTNERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                              Note
                                                                                           Receivable
                                                                                              From
                                                             General         Limited        General
                                                             Partner        Partners         Partner         Total
                                                            -----------    ------------    ---------      ------------
BALANCE, December 31, 1995                                  $(2,813,902)   $(17,107,785)   $(459,167)     $(20,380,854)

   Net loss                                                     (14,472)     (1,432,681)          --        (1,447,153)

BALANCE, December 31, 1996                                   (2,828,374)    (18,540,466)    (459,167)      (21,828,007)

   Net income                                                 2,828,374      41,720,576           --        44,548,950
   Distributions                                                     --     (28,547,310)          --       (28,547,310)
                                                            -----------    ------------    ---------      ------------
BALANCE, December 31, 1997                                           --      (5,367,200)    (459,167)       (5,826,367)

   Net income                                                        --       2,291,383           --         2,291,383
                                                            -----------    ------------    ---------      ------------
BALANCE, December 31, 1998                                  $        --    $ (3,075,817)   $(459,167)     $ (3,534,984)
                                                            ===========    ============    =========      ============






        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                            1998            1997            1996
                                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $  2,291,383    $ 44,548,950    $ (1,447,153)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Depreciation and amortization                                         652,437       2,278,705       6,235,182
       Amortization of debt issuance costs                                    52,134         380,411              --
       Equity in income of unconsolidated limited partnership               (538,060)     (8,133,748)             --
       Gain on sale of cable television systems                                   --     (36,230,293)             --
       Changes in assets and liabilities-
         Accounts receivable, net                                             46,276        (207,812)        (31,740)
         Prepaid expenses and other                                           (1,386)        (29,421)         71,218
         Accounts payable and accrued expenses                            (1,773,526)      1,428,145         236,758
         Payables to General Partner and affiliates                        1,150,031       1,608,941         800,961
         Subscriber deposits                                                  (1,015)         (1,225)         (2,215)
         Deferred revenue                                                      1,238          (2,761)         (3,101)
                                                                        ------------    ------------    ------------
           Net cash provided by operating activities                       1,879,512       5,639,892       5,859,910
                                                                        ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                             (1,782,614)     (1,239,907)     (2,108,233)
   Proceeds from sale of cable television systems, net of cash sold               --      51,477,222              --
   Distribution from investment in unconsolidated limited partnership             --       5,500,000              --
   Restricted funds held in escrow                                           750,000        (750,000)             --
                                                                        ------------    ------------    ------------
           Net cash (used in) provided by investing activities            (1,032,614)     54,987,315      (2,108,233)
                                                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to Limited Partners                                         --     (26,330,542)             --
   Income taxes withheld related to distribution                                  --      (2,216,768)             --
   Borrowings under revolving line of credit                               2,500,000       6,125,000         200,000
   Payments of revolving line of credit                                   (3,300,000)    (38,225,000)     (3,900,000)
   Payments of debt issuance costs                                                --        (291,078)       (456,250)
                                                                        ------------    ------------    ------------
           Net cash used in financing activities                            (800,000)    (60,938,388)     (4,156,250)
                                                                        ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                              46,898        (311,181)       (404,573)

CASH AND CASH EQUIVALENTS, beginning of year                                 220,104         531,285         935,858
                                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                  $    267,002    $    220,104    $    531,285
                                                                        ============    ============    ============

CASH PAID FOR INTEREST                                                  $    418,353    $    932,499    $  2,868,914
                                                                        ============    ============    ============


        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Cencom Cable Income Partners II, L.P. (the "Partnership" or "CCIP II"), was formed on August 13, 1987, for the purpose of acquiring and operating existing cable television systems. CC II Holdings, Inc. (CC II Holdings) acquired the common stock of Cencom Properties II, Inc. (Cencom Properties II or the "General Partner") from Cencom Cable Associates, Inc. in September 1994. CC II Holdings is a wholly owned subsidiary of Charter Communications, Inc. (Charter). The Partnership was to be dissolved no later than December 31, 1995, as provided in the partnership agreement (the "Partnership Agreement"). As of December 31, 1998, the Partnership is in the process of a complete and orderly dissolution of the Partnership (see Note 2).

Effective December 23, 1998, through a series of transactions, Paul G. Allen acquired approximately 94% of Charter. No adjustments have been made to the accompanying financial statements to reflect the push down and allocation of the purchase price.

As of December 31, 1998, the Partnership provided cable television service to approximately 17 franchises serving approximately 13,600 basic subscribers in northeast Missouri and Texas.

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

The Partnership periodically reviews the carrying value of its long-lived assets, identifiable intangibles and franchise costs in relation to historical financial results, current business conditions and trends (including the impact of existing legislation and regulation) to identify potential situations in which the carrying value of such assets may not be recoverable. If a review indicates that the carrying value of such assets may not be recoverable, the carrying value of such assets in excess of their fair value would be recorded as a reduction of the assets' cost as if a permanent impairment has occurred. No impairments have occurred and no adjustments to the financial statements of the Partnership have been recorded.

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

2.  LIQUIDATION, DISTRIBUTIONS AND ALLOCATIONS:

Distributions and Allocations

Profits and losses are generally allocated in proportion to the partners' capital contributions. The Partnership is required to distribute all cash available for distribution. Distributions are made within 60 days after the end of each calendar quarter. The Limited Partners receive 100% of all cash available for distribution until they receive a cumulative 11% per annum preference return on their adjusted capital contributions. After the Limited Partners have received the 11% preferred return, the General Partner will receive 11% per annum on its capital contribution. Thereafter, the Limited Partners will receive 99% and the General Partner will receive 1% of all additional cash available for distribution. During the fourth quarter of 1993, the Partnership suspended distributions to Limited Partners to meet its debt covenants and allow for necessary capital expenditures. No distributions were made in 1998 or 1996.

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

On March 31, 1997, the Partnership consummated the sale of certain of the cable television systems located in Texas in two separate asset sale transactions with unaffiliated third parties. The sales price was approximately $15.3 million.

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

The General Partner has accepted a bid from a nonaffiliate for the Partnership's remaining Southeast Texas systems for an aggregate purchase price of $20.8 million, subject to execution of the final sale agreement. CPLP's general partner has accepted a bid from a nonaffiliate for CPLP's Texas systems for an aggregate purchase price of $11.2 million, subject to execution of the final sale agreement. The proceeds from the sale of the Partnership's Southeast Texas systems will first be used to pay off the outstanding indebtedness of the Partnership and to satisfy other liabilities and expenses with the remaining funds to be distributed to the partners in accordance with the liquidation provisions of the Partnership. The proceeds from the sale of CPLP's Texas systems will first be used to satisfy its liabilities and expenses with the remaining funds distributed to its partners, of which 84.03% will be distributed to the Partnership. The Partnership will then distribute these funds to its partners in accordance with the liquidation provisions of the Partnership Agreement.

The Partnership entered into a non-binding letter of intent with an unaffiliated third-party for the sale of its systems in northeast Missouri. Although negotiations with respect to a sale agreement are on-going, there is no assurance that a definitive sale agreement will be executed or that the sale will be completed.

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

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and consists of the following at December 31:


                                                    1998             1997
                                              -------------     -------------

     Trunk and distribution systems           $   7,852,693     $   6,434,524
     Subscriber installations                     2,747,376         2,520,807
     Land, buildings and headends                 2,102,725         2,068,982
     Converters                                   1,425,690         1,349,536
     Vehicles and equipment                         811,152           797,913
     Office equipment                               381,078           366,338
                                              -------------     -------------
                                                 15,320,714        13,538,100

     Less- Accumulated depreciation             (11,164,131)      (10,534,575)
                                              -------------     -------------
                                              $   4,156,583     $   3,003,525
                                              =============     =============

4.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Partnership has invested approximately $25.0 million in CPLP. CPLP utilized these funds to purchase cable television systems in North Carolina, South Carolina and Texas. The Partnership's equity contribution consisted of the balance of funds which had previously been restricted for investment in cable television systems, plus approximately $18.1 million of allowable borrowings as specified by the Partnership Agreement. The Partnership is allocated 84.03% (based on ownership interest) of CPLP's net income or losses and accounts for its investment in CPLP under the equity method. Losses in excess of its investment in CPLP are not recorded. For the years ended December 31, 1998 and 1997, the Partnership recorded income from its investment in CPLP totaling approximately $0.5 million and $8.1 million net of previously unrecorded losses of approximately $-0- and $15.8 million. Also, during May 1997, the Partnership received a cash distribution from CPLP in the amount of $5.5 million.

Summary financial information of CPLP as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which is not consolidated with the operating results of the Partnership, is as follows:

                                                                             1998         1997
                                                                          ----------   ----------
Current assets                                                            $2,047,167   $1,166,130
Noncurrent assets - primarily investment in cable television properties    2,489,572    2,448,493
                                                                          ----------   ----------
           Total assets                                                   $4,536,739   $3,614,623
                                                                          ==========   ==========

Current liabilities                                                       $  729,318   $  442,052
Deferred revenue                                                              32,810       38,279
Partners' capital                                                          3,774,611    3,134,292
                                                                          ----------   ----------
           Total liabilities and partners' capital                        $4,536,739   $3,614,623
                                                                          ==========   ==========

                                               1998           1997            1996
                                           ------------   ------------    ------------

Service revenues                           $  2,602,921   $  5,708,441    $ 13,748,224
                                           ============   ============    ============

Income (loss) from operations              $    650,456   $   (144,178)   $ (1,776,152)
                                           ============   ============    ============

Gain on sale of cable television systems   $         --   $ 32,614,343    $        --
                                           ============   ============    ============

Net income (loss)                          $    640,319   $ 31,598,553    $ (4,756,897)
                                           ============   ============    ============

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:

                                                       1998             1997
                                                    -----------     -----------
     Accounts payable                               $   285,485     $    84,943
     Capital expenditures                               192,226          17,634
     Accrued liquidation costs                               --          25,264
     Accrued salaries and related benefits               23,891          52,011
     Professional fees                                   62,614          63,457
     Property taxes                                     160,154          68,489
     Franchise fees                                     132,007         123,226
     Programming expenses                               171,169         176,609
     Accrued withholdings tax                                --       2,216,768
     Other                                              283,285         255,956
                                                    -----------     ------------
                                                    $ 1,310,831     $ 3,084,357
                                                    ===========     ===========

6. LONG-TERM DEBT:

Prior to May 23, 1997, the Partnership maintained a secured revolving line of credit agreement (the "Old Credit Agreement") with a consortium of banks for borrowings up to $65,000,000. On December 31, 1996, the Partnership and the banks amended the Old Credit Agreement to extend the maturity date to June 30, 1997. The Partnership paid $350,000 in amendment fees in connection with this amendment which were recorded as debt issuance costs. Loans under the Old Credit Agreement bore interest, with the base rate being at the Partnership's election, at the Toronto Dominion's (the agent bank) prime rate of interest, Eurodollar or certificates of deposit rate, plus a certain spread. The applicable spreads were based on the ratio of debt to annualized operating cash flow. At December 31, 1996, the interest rates ranged from 6.81% to 8.50%. The weighted average interest rates and borrowings for the period from January 1, 1997, to May 23, 1997, and for the year ended December 31, 1996, were 7.14% and 7.29%, and approximately $24,108,000 and $38,889,000, respectively.

On May 23, 1997, the Partnership terminated its existing secured revolving line of credit agreement and entered into a new credit agreement (the "Credit Agreement") with a bank for borrowings up to $8,500,000. The Credit Agreement also provides for borrowings up to $7,500,000 by CPLP, with each partnership held jointly and severally liable in the event of default. At December 31, 1998 and 1997, CCIP II had $3,800,000 and $4,600,000, respectively, of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bears interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus 0.75%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At December 31, 1998 and 1997, the interest rates on this outstanding indebtedness were 7.31% and 7.72%. The weighted average interest rates and borrowings by CCIP II for the period from May 23, 1997, to December 31, 1997, and for the year ended December 31, 1998, related to the Credit Agreement were 8.68% and 8.89% and approximately $4,028,000 and $4,509,000, respectively. As this debt instrument bears interest at current market rates, its carrying amount approximates fair market value at December 31, 1998 and 1997.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive requires the maintenance of a ratio of total debt to annualized operating cash flow of 4.0 to
1.0 at December 31, 1998. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002.

7. RELATED-PARTY TRANSACTIONS:

During 1994, Cencom Cable Associates, Inc. assigned management services under contract with the Partnership to the General Partner. The management service contract provides for the payment of fees equal to 5% of the Partnership's annual gross operating revenue. Expenses recorded under this contract by the Partnership during 1998, 1997 and 1996 were $305,581, $462,049 and $905,071, respectively. Up to 50% of the management fee payment is subordinated to certain quarterly distributions to the Limited Partners. Since assumption of the responsibilities under the contract, the General Partner has elected to defer payment of all such management fees. Management fees of $4,381,881 and $4,076,307 have been deferred and are included in Payables to General Partner and Affiliates at December 31, 1998 and 1997, respectively. In addition to the management fees, the Partnership reimburses the General Partner for expenses incurred on behalf of the Partnership for performance of services under the contract.

Payables to General Partner and Affiliates at December 31, 1998 and 1997, include a $1,863,931 and $1,050,000, respectively, noninterest bearing payable to CPLP.

The Partnership has a noninterest-bearing promissory note receivable due on demand from the General Partner which represents one-half of its required capital contribution.

The Partnership and all entities affiliated with Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Partnership is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. Management considers this allocation to be reasonable for the operations of the Partnership. During 1998, 1997 and 1996, the Partnership expensed approximately $55,000, $89,300 and $150,700, respectively, relating to insurance allocations.

Affiliated entities maintain several regional offices. The regional offices perform certain operational services on behalf of the Partnership and other affiliated entities. The cost of these services is allocated to the Partnership based on its number of subscribers. Management considers this allocation to be reasonable for the operations of the Partnership. During 1998, 1997 and 1996, the Partnership expensed approximately $85,000, $112,000 and $189,000, respectively, relating to this allocation.

8.  COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under these leases during 1998, 1997 and 1996 was approximately $41,400, $67,000 and $99,200, respectively.

Future minimum lease payments are as follows:

           1999                                                     $40,800
           2000                                                      37,500
           2001                                                      36,700
           2002                                                      31,200
           2003                                                      31,200
           Thereafter                                                26,900

The Partnership rents utility poles in its operations. Generally, pole rental agreements are short term, but the Partnership anticipates that such rentals will continue to recur. Rent expense for pole attachments during 1998, 1997 and 1996 was approximately $77,500, $151,000 and $317,000, respectively.

Litigation

Abeles v. Cencom Cable Entertainment, Inc., et. al.

On June 17, 1998, approximately 400 limited partners in CCIP II filed a lawsuit against the General Partner, Cencom Cable Entertainment, Inc. (CCE), (collectively "Cencom Defendants"), and three brokerage firms involved in the original sale of limited partnership units in the Circuit Court of Jackson County, Missouri. CCE provided management services to the Partnership and also owned all of the stock of the General Partner prior to mid-1994.

Plaintiffs allege that the Cencom Defendants are liable for fraud, negligent misrepresentation or omission, negligence, breach of fiduciary duty, breach of implied covenants and violations of the Missouri Merchandising Practices Act in connection with the sale of limited partnership interests in CCIP II commencing in 1987. Plaintiffs seek recession of the purchase of the securities along with ancillary damages, actual damages, punitive damages, costs and attorneys' fees.

On August 17, 1998, the Cencom Defendants filed a Motion to Dismiss. On November 5, 1998, the Court heard oral argument on that motion. Discovery has been stayed during the pendency of the Motion to Dismiss.

Wallace v. Wood, et. al.

On June 10, 1997, four limited partners of the Partnership filed a putative class action suit on behalf of the limited partners presently in Delaware Chancery Court against the General Partner, Charter, certain other Charter affiliates and four present or former officers of the General Partner. The Plaintiffs subsequently amended their lawsuit and converted it to a Derivative Action, thus adding the Partnership as a nominal defendant.

Plaintiffs allege that the Defendants breached the Partnership Agreement and their fiduciary duties of loyalty and candor in connection with the management of the Partnership and the sale of the Partnership assets to certain purchasing affiliates. Plaintiffs seek a declaration that the distribution to the Limited Partners is improper, request that defendants compensate the Partnership for all damages suffered as a result of the actions and transactions, including interest, costs, reasonable attorneys' fees, accountants' and experts' fees and request an accounting for all monies earned by the properties after the effective date of the sale to the purchasing affiliates.

On May 19, 1998, Defendants filed a Motion for Judgment on the Pleadings, seeking dismissal of certain of the defendants from the lawsuit. That motion is pending before the Court.

The Partnership is not a named defendant in the Jackson County litigation and is a nominal defendant in the Delaware litigation.

9. RATE REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), established a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission
(FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry.

The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. The Company may be required to refund additional amounts in the future.

The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Company is unable to justify its basic rates. The Company is unable to estimate at this time the amount of refunds, if any, that may be payable by the Company in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Company does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Company.

The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulates rates on the cable programming service tier (CPST). The FCC is currently developing permanent regulations to implement the rate deregulation provisions of the 1996 Telecom Act. The Company cannot predict the ultimate effect of the 1996 Telecom Act on the Company's financial position or results of operations.

The FCC may further restrict the ability of cable television operators to implement rate increases or the United States Congress may enact legislation that could delay or suspend the scheduled March 1999 termination of CPST rate regulation. This continued rate regulation, if adopted, could limit the rates charged by the Company.

A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation. The Company is subject to state regulation in Connecticut.

10.  401(k) PLAN:

The Partnership's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "Plan"). All employees who have attained age 21 and completed two months of employment are eligible to participate in the Plan. The Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributes an amount equal to 50% of the first 5% contributed by each employee. During 1998, 1997 and 1996, the Partnership contributed approximately $7,200, $13,100 and $26,200, respectively.

11. NET INCOME (LOSS) FOR INCOME TAX PURPOSES:

The following reconciliation summarizes the differences between the Partnership's net in income (loss) for financial reporting purposes and net income (loss) for federal income tax purposes for the years ended December 31:


                                                             1998            1997            1996
                                                         ------------    ------------    -----------
Net income (loss) for financial reporting purposes       $  2,291,383    $ 44,548,950    $ (1,447,153)
Depreciation differences between financial reporting
   and tax reporting                                          (34,678)        754,902       1,728,352
Equity in income (loss) of unconsolidated Limited
   Partnership differences between financial reporting
   and tax reporting                                           54,641      14,365,012      (2,853,381)
Differences in expenses recorded for financial
   reporting and for tax reporting                             14,932        (493,029)        224,167
Differences in revenue reported for financial
   reporting and tax reporting                                  1,239          (6,267)         (3,100)
Difference in gain on sale of cable television
  systems recorded for financial reporting and tax
  reporting                                                        --       5,933,357              --
Other                                                           1,525           2,392           4,144
                                                         ------------    ------------    ------------
Net income (loss) for federal income tax purposes
                                                         $  2,329,042    $ 65,105,317    $ (2,346,971)
                                                         ============    ============    ============
Net income (loss) per Limited Partnership unit for
   federal income tax purposes                           $      25.36    $     695.44    $     (25.82)
                                                         ============    ============    ============

The following summarizes the Partnership's financial reporting basis of net assets (in excess of) less than its income tax reporting basis as of December 31:

                                                                                    1998            1997
                                                                               -------------   -------------

     Accounts receivable                                                         $    14,387     $    17,990
     Accrued expenses                                                                420,148         401,613
     Franchises and other assets                                                   4,074,354       4,107,755
     Deferred revenue                                                                 19,775          18,536
     Investment in unconsolidated Limited Partnership                              2,701,803       2,647,162
                                                                                 ------------    -----------
                                                                                 $ 7,230,467     $ 7,193,056
                                                                                 ===========     ===========

     Property, plant and equipment                                               $(1,090,959)    $(1,056,336)
                                                                                 ===========     ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cencom Partners, L.P.:


We have audited the accompanying balance sheets of Cencom Partners, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cencom Partners, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP /s/



St. Louis, Missouri,
   February 5, 1999

                              CENCOM PARTNERS, L.P.


                   BALANCE SHEETS - DECEMBER 31, 1998 AND 1997


                                                                                             1998              1997
                                                                                        --------------    -------------

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $    164,676      $      82,589
   Accounts receivable, net of allowance for doubtful accounts of $4,102 and $5,166,
     respectively                                                                             18,560            28,747
   Receivable from affiliate                                                               1,860,000         1,050,000
   Prepaid expenses and other                                                                  3,931             4,794
                                                                                        --------------    -------------

           Total current assets                                                            2,047,167         1,166,130

PROPERTY, PLANT AND EQUIPMENT                                                              1,985,093         1,812,830

FRANCHISE COSTS, net of accumulated amortization of $4,010,932 and $3,879,748,
   respectively                                                                              504,479           635,663
                                                                                        --------------    -------------

                                                                                         $ 4,536,739       $ 3,614,623
                                                                                        ==============    =============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                $    504,830      $    383,667
   Payables to General Partner and affiliates                                                224,488            58,385
                                                                                        --------------    -------------

           Total current liabilities                                                         729,318           442,052
                                                                                        --------------    -------------

DEFERRED REVENUE                                                                              32,810            38,279
                                                                                        --------------    -------------

PARTNERS' CAPITAL:
   General Partner                                                                            57,185            47,580
   Limited Partners (293 units authorized, issued and outstanding)                         3,717,426         3,086,712
                                                                                        --------------    -------------

           Total Partners' capital                                                         3,774,611         3,134,292
                                                                                        --------------    -------------

                                                                                         $ 4,536,739       $ 3,614,623
                                                                                        ==============    =============




      The accompanying notes are an integral part of these balance sheets.

                              CENCOM PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                       1998             1997                1996
                                                                  --------------    ---------------     ---------------
SERVICE REVENUES:
   Basic service                                                   $ 2,051,268       $   4,307,785         $ 10,176,306
   Premium service                                                     281,925             682,207            1,792,082
   Other                                                               269,728             718,449            1,779,836
                                                                  --------------    ---------------     ---------------

                                                                     2,602,921           5,708,441           13,748,224
                                                                  --------------    ---------------     ---------------

OPERATING EXPENSES:
   Operating costs                                                   1,035,388           2,371,549            5,841,053
   General and administrative                                          260,969             573,819            1,187,267
   Liquidation costs                                                        --             198,418              243,154
   Depreciation and amortization                                       525,962           2,423,543            7,565,531
   Management fees - related party                                     130,146             285,290              687,371
                                                                  --------------    ---------------     ---------------

                                                                     1,952,465           5,852,619           15,524,376
                                                                  --------------    ---------------     ---------------

           Income (loss) from operations                               650,456            (144,178)          (1,776,152)
                                                                  --------------    ---------------     ---------------

OTHER INCOME (EXPENSE):
   Interest income                                                       3,880              64,043               37,089
   Interest expense                                                         --            (973,769)          (2,634,834)
   Loss from Hurricane Fran                                                 --                  --             (383,000)
   Gain on sale of cable television systems                                 --          32,614,343                   --
   Other, net                                                          (14,017)             38,114                   --
                                                                  --------------    ---------------     ---------------

                                                                       (10,137)         31,742,731           (2,980,745)
                                                                  --------------    ---------------     ---------------

           Net income (loss)                                      $    640,319        $ 31,598,553        $  (4,756,897)
                                                                  ==============    ===============     ===============

NET INCOME (LOSS) ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
     General Partner                                              $      9,605      $      415,294       $      (71,829)
     Limited Partner                                                   630,714          27,135,580           (4,685,068)
     Special Limited Partner                                                --           4,047,679                   --
                                                                  --------------    ---------------     ---------------

                                                                  $    640,319        $ 31,598,553        $  (4,756,897)
                                                                  ==============    ===============     ===============
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                    $      2,153      $        92,613     $       (15,990)
                                                                  ==============    ===============     ===============



        The accompanying notes are an integral part of these statements.

                              CENCOM PARTNERS, L.P.


                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                        Special
                                                   General           Limited            Limited
                                                    Partner          Partners            Partner
                                                                                                            Total
                                                 ------------    ----------------    --------------     ---------------

BALANCE, December 31, 1995                         $(197,051)      $(12,917,353)       $ 2,000,000        $(11,114,404)

   Net loss                                          (71,829)        (4,685,068)                --          (4,756,897)
                                                 ------------    ----------------    --------------     ---------------

BALANCE, December 31, 1996                          (268,880)       (17,602,421)         2,000,000         (15,871,301)

   Net income                                        415,294         27,135,580          4,047,679          31,598,553
   Distributions                                     (98,834)        (6,446,447)        (6,047,679)        (12,592,960)
                                                 ------------    ----------------    --------------     ---------------

BALANCE, December 31, 1997                            47,580          3,086,712                 --           3,134,292

   Net income                                          9,605            630,714                 --             640,319
                                                 ------------    ----------------    --------------     ---------------

BALANCE, December 31, 1998                        $   57,185      $   3,717,426      $          --       $   3,774,611
                                                 ============    ================    ==============     ===============






        The accompanying notes are an integral part of these statements.

                              CENCOM PARTNERS, L.P.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                          1998            1997            1996
                                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $    640,319    $ 31,598,553    $ (4,756,897)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
       Depreciation and amortization                                       525,962       2,423,543       7,565,531
       Amortization of debt issuance costs                                      --         199,800              --
       Gain on sale of cable television systems                                 --     (32,614,343)             --
       Changes in assets and liabilities-
         Accounts receivable, net                                           10,187        (286,807)        (32,101)
         Insurance receivables                                                  --         313,290        (313,290)
         Receivable from affiliate                                        (813,931)     (1,050,000)             --
         Prepaid expenses and other                                          4,794         (21,913)         77,636
         Accounts payable and accrued expenses                             121,163        (244,574)       (277,439)
         Payables to General Partner and affiliates                        166,103      (3,300,299)        615,459
         Subscriber deposits                                                    --          38,850         (11,905)
         Deferred revenue                                                   (5,469)         (7,765)        (21,849)
                                                                      ------------    ------------    ------------

           Net cash provided by (used in) operating activities             649,128      (2,951,665)      2,845,145
                                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                             (567,041)     (1,972,836)     (2,427,274)
   Proceeds from sale of cable television systems, net of cash sold             --      52,014,251              --
                                                                      ------------    ------------    ------------

           Net cash (used in) provided by investing activities            (567,041)     50,041,415      (2,427,274)
                                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to partners                                              --     (12,592,960)              --
   Payments of long-term debt                                                  --     (34,957,500)              --
   Debt issuance costs                                                         --              --         (287,104)
                                                                      ------------    ------------    ------------

           Net cash used in financing activities                               --      (47,550,460)       (287,104)
                                                                      ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        82,087        (460,710)        130,767

CASH AND CASH EQUIVALENTS, beginning of year                                82,589         543,299         412,532
                                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                $    164,676    $     82,589    $    543,299
                                                                      ============    ============    ============

CASH PAID FOR INTEREST                                                $        --     $    766,668    $  2,981,421
                                                                      ============    ============    ============



        The accompanying notes are an integral part of these statements.

                              CENCOM PARTNERS, L.P.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Cencom Partners, L.P. (the "Partnership") was formed on January 30, 1990, for the purpose of acquiring and operating existing cable television systems. The Partnership commenced operations effective March 1990, through the acquisition of a cable television system in South Carolina. The Partnership will terminate no later than June 30, 2001, as provided in the partnership agreement (the "Partnership Agreement") (see Note 2). CC III Holdings, Inc. (CC III Holdings) acquired the common stock of Cencom Partners, Inc. (Cencom Partners or the "General Partner") from Cencom Cable Associates, Inc. in September 1994. The General Partner owns 1.51% of total partner units. CC III Holdings is a wholly owned subsidiary of Charter Communications, Inc. (Charter). Cencom Cable Income Partners II, L.P. (CCIP II), an affiliate, owns 84.03% of total partner units with the remaining 14.46% owned by Charter.

Effective December 23, 1998, through a series of transactions, Paul G. Allen acquired approximately 94% of Charter. No adjustments have been made to the accompanying financial statements to reflect the push down and allocation of the purchase price.

As of December 31, 1998, the Partnership provided cable television service to approximately five franchises serving basic subscribers in Texas.

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

The Partnership periodically reviews the carrying value of its long-lived assets, identifiable intangibles and franchise costs in relation to historical financial results, current business conditions and trends (including the impact of existing legislation and regulation) to identify potential situations in which the carrying value of such assets may not be recoverable. If a review indicates that the carrying value of such assets may not be recoverable, the carrying value of such assets in excess of their fair value would be recorded as a reduction of the assets' costs as if a permanent impairment has occurred. No impairments have occurred and no adjustments to the financial statements of the Partnership have been recorded.

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

The Partnership has accepted a bid from a nonaffiliate for the Partnership's remaining Texas systems for an aggregate purchase price of $11.2 million, subject to execution of the final sale agreement. The proceeds from the sale of the Texas systems will first be used to satisfy the Partnership's liabilities and expenses with the remaining proceeds distributed in accordance with the terms of the Partnership Agreement.

Upon finalization of a plan of liquidation, the Partnership will change its basis of accounting from the going-concern basis to the liquidation basis. Under the liquidation basis of accounting, assets are recorded at their estimated realizable values and liabilities are recorded at their estimated settlement amounts.

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and consists of the following at December 31:

                                                1998           1997
                                            -----------    -----------
          Trunk and distribution systems    $ 2,796,563    $ 2,351,018
          Subscriber installations              954,595        864,879
          Land, buildings and headends        1,185,282      1,158,285
          Converters                            288,212        288,212
          Vehicles and equipment                230,720        227,151
          Office equipment                       93,989         92,775
                                            -----------    -----------
                                              5,549,361      4,982,320

          Less-  Accumulated depreciation    (3,564,268)    (3,169,490)
                                            -----------    -----------
                                            $ 1,985,093    $ 1,812,830
                                            ===========    ===========

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:

                                  1998       1997
                                --------   --------
Accounts payable                $115,684   $ 41,206
Property taxes                     9,877      5,559
Salaries and related benefits     23,694     17,518
Capital expenditures              81,254     23,034
Franchise fees                    39,788     37,766
Professional fees                 34,788     47,929
Programming expenses              93,514     99,192
Other                            106,231    111,463
                                --------   --------
                                $504,830   $383,667
                                ========   ========

5. LONG-TERM DEBT:

Prior to May 23, 1997, the Partnership maintained a credit agreement (the "Old Credit Agreement") in the form of a term loan with a consortium of banks. Loans under the Old Credit Agreement bore interest, with the base rate being at the Partnership's election, at the Toronto Dominion's (the agent bank) prime rate of interest, Eurodollar or certificates of deposit rate, plus a certain spread. The weighted average interest rate and borrowings for the period from January 1, 1997, to May 23, 1997, was 8.25% and approximately $23,712,000, respectively.

On May 23, 1997, the Partnership terminated its existing Old Credit Agreement and entered into a new credit agreement (the "Credit Agreement") with a bank for borrowings up to $7,500,000. The Credit Agreement also provides for borrowings up to $8,500,000 by CCIP II, with each partner held jointly and severally liable in the event of default. At December 31, 1998, the Partnership and CCIP II had $-0- and $3,800,000 of indebtedness outstanding under the Credit Agreement, respectively. The debt bears interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus 0.75%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, the most restrictive requires the maintenance of a ratio of total debt to annualized operating cash flow of 4.0 to
1.0 at December 31, 1998. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement. Commencing March 31, 1999, and at the end of each calendar quarter thereafter, the borrowing capacity shall be reduced by $800,000. Quarterly reductions will continue until March 31, 2002, at which time the borrowing capacity shall be reduced by $1,600,000, quarterly until December 31, 2002.

6. RELATED-PARTY TRANSACTIONS:

During 1994, Cencom Cable Associates, Inc. assigned management services under contract with the Partnership to the General Partner. The management service provides for the payment of fees equal to 5% of the Partnership's gross operating revenues. The Partnership was allowed to defer 60% of all such fees through December 31, 1995. Since the assumption of the responsibilities under the contract, the General Partner deferred payment of all management fees until the debt outstanding under the Old Credit Agreement was repaid. At which time, all deferred management fees were paid. Currently, the General

Partner continues to defer payment of all management fees. Expenses recognized by the Partnership under this contract during 1998, 1997 and 1996 were $130,146, $285,290 and $687,371, respectively. Management fees payable of $224,488 and $94,442 are included in Payables to General Partner and affiliates at December 31, 1998 and 1997, respectively. In addition to the management fees, the Partnership reimburses the General Partner for expenses incurred on behalf of the Partnership for performance of services under the contract.

As of December 31, 1998 and 1997, receivable from affiliate is comprised primarily of a noninterest receivable from CCIP II of $1,860,000 and $1,050,000, respectively.

The Partnership and all entities affiliated with Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Partnership is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. During 1998, 1997 and 1996, the Partnership expensed approximately $27,000, $59,300 and $144,600, respectively, relating to insurance allocations.

Affiliated entities maintain several regional offices. The regional offices perform certain operational services on behalf of the Partnership and other affiliated entities. Generally, the costs of these services are allocated to the Partnership based on the number of subscribers. During 1997 and 1996, certain costs which should have been allocated to the Partnership were borne by Charter on behalf of the Partnership. Charter is not obligated to make such payments in the future. The amount of the costs which were paid by Charter during 1997 and 1996 was approximately $22,000 and $122,000, respectively.

7.  COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under these leases during 1998, 1997 and 1996 was approximately $4,000, $21,000 and $64,000, respectively.

Future minimum lease payments are as follows:

          1999                                     $3,800
          2000                                      3,800
          2001                                      3,800
          2002                                      4,100
          2003                                      4,100
          Thereafter                               24,800

The Partnership rents utility poles in its operations. Generally, pole rental agreements are short term, but the Partnership anticipates that such rentals will recur. Rent expense for pole attachments during 1998, 1997 and 1996 was approximately $16,000, $75,000 and $220,000, respectively.

Litigation

Abeles v. Cencom Cable Entertainment, Inc., et. al.

On June 17, 1998, approximately 400 limited partners in CCIP II filed a lawsuit against its General Partner, Cencom Cable Entertainment, Inc. (CCE), (collectively "Cencom Defendants"), and three brokerage firms involved in the original sale of limited partnership units in CCIP in the Circuit Court of Jackson County, Missouri. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the Cencom Properties II, Inc.
prior to mid-1994.

Plaintiffs allege that the Cencom Defendants are liable for fraud, negligent misrepresentation or omission, negligence, breach of fiduciary duty, breach of implied covenants and violations of the Missouri Merchandising Practices Act in connection with the sale of limited partnership interests in CCIP II commencing in 1987. Plaintiffs seek recession of the purchase of the securities along with ancillary damages, actual damages, punitive damages, costs and attorneys' fees.

On August 17, 1998, the Cencom Defendants filed a Motion to Dismiss. On November 5, 1998, the Court heard oral argument on that motion. Discovery has been stayed during the pendency of the Motion to Dismiss.

Wallace v. Wood, et. al.

On June 10, 1997, four limited partners of CCIP II filed a putative class action suit on behalf of the limited partners presently in Delaware Chancery Court against CCIP II's General Partner, Charter, certain other Charter affiliates and four present or former officers of the CCIP II. The Plaintiffs subsequently amended their lawsuit and converted it to a Derivative Action, thus adding CCIP II as a nominal defendant.

Plaintiffs allege that the Defendants breached the Partnership Agreement and their fiduciary duties of loyalty and candor in connection with the management of CCIP II and CPLP and the sale of the Partnership assets to certain Purchasing Affiliates. Plaintiffs seek a declaration that the distribution to the Limited Partners of CCIP II is improper, request that defendants compensate CCIP II for all damages suffered as a result of the actions and transactions, including interest, costs, reasonable attorneys' fees, accountants' and experts' fees and request an accounting for all monies earned by the properties after the effective date of the sale to the purchasing affiliates.

On May 19, 1998, Defendants filed a Motion for Judgment on the Pleadings, seeking dismissal of certain of the defendants from the lawsuit. That motion is pending before the Court.

The Partnership is not a named defendant in the Delaware litigation.

8. RATE REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), established a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission
(FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry.

The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. The Partnership may be required to refund additional amounts in the future.

The Partnership believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous twelve-month period may be ordered upon certification if the Partnership is unable to justify its basic rates. The Partnership is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Partnership does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Partnership.

The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulates rates on the cable programming service tier (CPST). The FCC is currently developing permanent regulations to implement the rate deregulation provisions of the 1996 Telecom Act. The Partnership cannot predict the ultimate effect of the 1996 Telecom Act on the Partnership's financial position or results of operations.

The FCC may further restrict the ability of cable television operators to implement rate increases or the United States Congress may enact legislation that could delay or suspend the scheduled March 1999 termination of CPST rate regulation. This continued rate regulation, if adopted, could limit the rates charged by the Partnership.

A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation. The Partnership is subject to state regulation in Connecticut.

9.  401(k) PLAN:

The Partnership's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "Plan"). All employees who have attained age 21 and completed two months of employment are eligible to participate in the Plan. The Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributes an amount equal to 50% of the first 5% contributed by each employee. During 1998, 1997 and 1996, the Partnership contributed approximately $4,400, $9,300 and $20,500, respectively.

10. NET INCOME (LOSS) FOR INCOME TAX PURPOSES:

The following reconciliation summarizes the differences between the Partnership's net income (loss) for financial reporting purposes and net income
(loss) for federal income tax purposes for the years ended December 31:

                                                              1998            1997            1996
                                                          ------------    ------------    ------------

Net income (loss) for financial reporting purposes        $    640,319    $ 31,598,553    $ (4,756,897)
Depreciation differences between financial reporting
   and tax reporting                                            84,434        (483,060)       (302,210)
Amortization differences between financial reporting
   and tax reporting                                             2,482         464,431       1,501,067
Difference in gain on sale of cable television systems
   for financial reporting and tax reporting
                                                                  --          (196,950)           --
Differences in expenses recorded for financial
   reporting and tax reporting                                 (17,257)       (423,984)        181,261
Differences in revenue reported financial reporting and
   tax reporting                                                (5,468)       (136,513)        (21,849)
Other                                                              804             606           2,959
                                                          ------------    ------------    ------------
Net income (loss) for federal income tax purposes         $    705,314    $ 30,823,083    $ (3,395,669)
                                                          ------------    ------------    ------------
Net income (loss) per Limited Partnership unit for
   federal income tax purposes                            $      2,371    $     90,005    $    (11,414)
                                                          ============    ============    ============

The following summarizes the Partnership's financial reporting basis of net assets (in excess of) less than its income tax reporting basis as of December 31:

                                                 1998          1997
                                             -----------    -----------
          Accounts receivable                $     4,102    $     5,166
          Franchise costs and other assets     2,277,893      2,275,411
          Accrued expenses                       177,502        193,695
          Deferred revenue                        32,810         38,278
                                             -----------    -----------
                                             $ 2,492,307    $ 2,512,550
                                             ===========    ===========

          Property, plant and equipment      $  (871,511)   $  (955,946)
                                             ===========    ===========


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