Form 10-Q
period 1999-03-31
CENCOM CABLE INCOME PARTNERS II L P
filed 1999-05-17
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                to
                                --------------    -------------

Commission File Number 0-21309
                       -------

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

12444 Powerscourt Drive - Suite 100
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

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX


                                                                                                   Page
                                                                                                   ----
Part I.  Financial Information
         Item 1. Financial Statements
                 a. Balance Sheets - March 31, 1999 and December 31, 1998                             3
                 b. Statements of Operations - Three Months Ended March 31, 1999
                    and 1998                                                                          4
                 c. Statement of Partners' Deficit - Three Months Ended March
                    31, 1999                                                                          5
                 d. Statements of Cash flows - Three Months Ended March 31, 1999
                    and 1998                                                                          6
                 e. Notes to Financial Statements                                                     7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                               10

Part II. Other Information

         Item 1. Legal Proceedings                                                                   15

         Item 2. Change in Securities                                                                15

         Item 3. Defaults upon Senior Securities                                                     15

         Item 4. Submission of Matters to a Vote of Security Holders                                 15

         Item 5. Other Information                                                                   16

         Item 6. Exhibits and Reports on Form 8-K                                                    16

         Signature Page                                                                              17


                      CENCOM CABLE INCOME PARTNERS II, L.P.

                                 BALANCE SHEETS

                                                                                              March 31,         December 31,
                                                                                                1999                1998
                                                                                              ----------       -------------
                                       ASSETS                                                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $   408,206        $   267,002
   Accounts receivable, net                                                                        55,516             52,409
   Prepaid expenses and other                                                                      54,275             30,844
                                                                                              -----------        -----------
           Total current assets                                                                   517,997            350,255

PROPERTY AND EQUIPMENT                                                                          4,325,317          4,156,583

FRANCHISE COSTS, net of accumulated amortization of $1,289,895 and
   $1,285,846, respectively                                                                         6,472             10,521

DEBT ISSUANCE COSTS, net of accumulated amortization of $95,578 and
   $82,545, respectively                                                                          195,500            208,533

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                                                3,370,154          3,171,808
                                                                                              -----------        -----------
                                                                                              $ 8,415,440        $ 7,897,700
                                                                                              ===========        ===========

                          LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                      $   924,623        $ 1,310,831
   Payables to General Partner and affiliates                                                   6,512,283          6,291,552
   Subscriber deposits                                                                             10,312             10,527
                                                                                              -----------        -----------
           Total current liabilities                                                            7,447,218          7,612,910
                                                                                              -----------        -----------
DEFERRED REVENUE                                                                                   19,113             19,774
                                                                                              -----------        -----------
LONG TERM DEBT                                                                                  3,800,000          3,800,000
                                                                                              -----------        -----------
PARTNERS' DEFICIT:
   General Partner                                                                                     --                 --
   Limited Partners (250,000 units authorized; 90,915 units issued and
     outstanding)                                                                              (2,391,724)        (3,075,817)
   Note receivable from General Partner                                                          (459,167)          (459,167)
                                                                                              -----------        -----------
           Total Partners' deficit                                                             (2,850,891)        (3,534,984)
                                                                                              -----------        -----------
                                                                                              $ 8,415,440        $ 7,897,700
                                                                                              ===========        ===========

      The accompanying notes are an integral part of these balance sheets.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                                       1999                1998
                                                                                   -----------         ------------
SERVICE REVENUES                                                                   $ 1,517,492          $ 1,495,818
                                                                                   -----------          -----------
OPERATING EXPENSES:
   Operating, general and administrative                                               749,627              768,214
   Depreciation and amortization                                                       111,509              111,716
    Management fees - related party                                                     75,875               74,783
                                                                                   -----------          -----------
                                                                                       937,011              954,713
                                                                                   -----------          -----------
           Income from operations                                                      580,481              541,105
                                                                                   -----------          -----------
OTHER INCOME (EXPENSE):
   Interest income                                                                       5,029                7,094
   Interest expense                                                                    (99,762)            (107,987)
   Equity in income of unconsolidated limited partnership (see Note 2)                 198,345              163,783
                                                                                   -----------          -----------
                                                                                       103,612               62,890
                                                                                   -----------          -----------
           Net income                                                              $   684,093          $   603,995
                                                                                   ===========          ===========
NET INCOME ALLOCATION TO PARTNERS' CAPITAL ACCOUNTS:
   General Partner                                                                 $        --          $        --
   Common Limited Partners                                                             684,093              603,995
                                                                                   -----------          -----------
                                                                                   $   684,093          $   603,995
                                                                                   ===========          ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT                                            $      7.52          $      6.64
                                                                                   ===========          ===========
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                                 90,915               90,915
                                                                                   ===========          ===========





        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                         STATEMENT OF PARTNERS' DEFICIT

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                                                                        Note
                                                                                     Receivable
                                                                                        From
                                                    General            Limited         General
                                                    Partner            Partners        Partner           Total
                                                    -------            --------        -------           -----

BALANCE, December 31, 1998                         $     ---          $ (3,075,817)   $(459,167)     $ (3,534,984)

   Net income (unaudited)                                ---               684,093          ---           684,093
                                                   ---------          ------------    ----------     ------------
BALANCE, March 31, 1999 (unaudited)                $     ---          $ (2,391,724)   $(459,167)     $ (2,850,891)
                                                   =========          ============    =========      ============























         The accompanying notes are an integral part of this statement.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                                   1999           1998
                                                                                              -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $ 684,093        $ 603,995
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                             111,509          111,716
       Amortization of debt issuance costs                                                        13,033           13,034
       Equity in income of unconsolidated limited partnership                                   (198,345)        (163,783)
   Changes in assets and liabilities-
         Accounts receivable, net                                                                 (3,107)          15,870
         Prepaid expenses and other                                                              (23,432)          12,271
         Accounts payable and accrued expenses                                                  (386,208)        (124,688)
         Payables to General Partner and affiliates                                              220,731          173,350
         Subscriber deposits                                                                        (215)            (270)
         Deferred revenue                                                                           (661)             279
                                                                                               ---------        ---------
           Net cash provided by operating activities                                             417,398          641,774
                                                                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                          (276,194)         (71,050)
                                                                                               ---------        ---------
           Net cash used in investing activities                                                (276,194)         (71,050)
                                                                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on revolving line of credit                                                               --         (600,000)
                                                                                               ---------        ---------
           Net cash used in financing activities                                                      --         (600,000)
                                                                                               ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        141,204          (29,276)

CASH AND CASH EQUIVALENTS, beginning of period                                                   267,002          220,104
                                                                                               ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                                       $ 408,206        $ 190,828
                                                                                               =========        =========









        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements of Cencom Cable Income Partners II, L.P. (the "Partnership" or "CCIP II") as of March 31, 1999 and 1998, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Partnership owns limited partnership units of Cencom Partners, L.P. ("CPLP") which provide the Partnership an 84.03% ownership interest in CPLP. The Partnership accounts for its investment in CPLP using the equity method. For the three month period ended March 31, 1999, the Partnership recorded equity in income from its investment in CPLP totaling $198,345.

Summary financial information for the operating results of CPLP, for the three months ended March 31, 1999 and 1998, which are not consolidated with the operating results of the Registrant, are as follows:


                                           For the three months ended
                                   -------------------------------------------
                                      March 31, 1999          March 31, 1998
                                   ---------------------    ------------------
Service revenues                        $ 660,630               $ 630,385
                                        =========               =========
Income from operations                  $ 350,534               $ 325,858
                                        =========               =========
Net income                              $ 236,041               $ 194,910
                                        =========               =========


3.  RELATED PARTY

During 1994, Cencom Cable Associates, Inc. assigned its management services contract with the Partnership to the General Partner. The management services contract provides for the payment of fees equal to 5% of the Partnership's annual gross service revenues. Expenses recorded under this contract by the Partnership for the three months ended March 31, 1999 and 1998 were $75,875 and $74,783, respectively. Payables to General Partner and affiliates consisted primarily of deferred management fees, of which $4.4 million and $4.5 million were deferred at March 31, 1999 and December 31, 1998, respectively. In addition, payables to General Partner and affiliates included $2.0 million and $1.9 million non-interest bearing payable to CPLP at March 31, 1999 and 1998, respectively.

4.  LITIGATION

Abeles v. Cencom Cable Entertainment, Inc., et. al.

On June 17, 1998, approximately 400 limited partners in CCIP II, filed a lawsuit against the General Partner and Cencom Cable Entertainment, Inc. (collectively "Cencom Defendants"), and three brokerage firms involved in the original sale of limited partnership units in the Circuit Court of Jackson County, Missouri. CCE provided management services to the Partnership and also owned all of the stock of the General Partner prior to mid-1994.

Plaintiffs allege that the Cencom Defendants are liable for fraud, negligent misrepresentation or omission, negligence, breach of fiduciary duty, breach of implied covenants and violations of the Missouri Merchandising Practices Act in connection with the sale of limited partnership interests in CCIP II commencing in 1987. Plaintiffs seek recision of the purchase of the securities along with ancillary damages, actual damages, punitive damages, costs and attorneys' fees.

On August 17, 1998, the Cencom Defendants filed a Motion to Dismiss. On November 5, 1998, the Court heard an oral argument on that motion and a ruling has not yet been made on this motion. Discovery has been stayed during the pendency of the Motion to Dismiss.

Wallace v. Wood, et. al.

On June 10, 1997, four limited partners of the Partnership filed a putative class action suit on behalf of the limited partners presently in Delaware Chancery Court against the General Partner, Charter Communications, Inc. ("Charter"), certain other Charter affiliates and four present or former officers of the General Partner. The Plaintiffs subsequently amended their lawsuit and converted it to a Derivative Action, thus adding the Partnership as a nominal defendant.

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

5.  SUBSEQUENT EVENTS

On April 1, 1999, CCIP II sold its cable television systems serving approximately 11,800 basic subscribers in the communities of Angleton, Aqua Dolce, Belleville, Driscoll, Hempstead, Kingsville, and Sealy, Texas (collectively, the "Texas Systems"). The purchaser of the Texas Systems was Etan Industries, Inc. ("Etan"), an unaffiliated third party. The sale price was $20.8 million, subject to working capital adjustments. Net proceeds were used to repay outstanding bank indebtedness and a payable to CPLP. CCIP II plans to use the remaining net proceeds, less amounts held in an indemnity escrow, plus the distribution to be received from CPLP (as described below), to make distributions to its partners in accordance with the liquidation provisions of the Partnership Agreement.

On April 1, 1999, CPLP sold its remaining cable television systems serving approximately 6,400 basic subscribers in the communities in and around LaGrange, Texas (collectively, the "LaGrange Systems"). The purchaser of the cable television systems was Etan. The sales price was $11.2 million, subject to working capital adjustments. The sale of the LaGrange Systems completes CPLP's dissolution of its cable television assets. CPLP will use net proceeds from the sale, less a holdback for contingencies and amounts held in an indemnity escrow, to satisfy the liabilities and expenses of CPLP with the remaining funds distributed to its partners, of which 84.03% will ultimately be distributed to CCIP II.

On April 1, 1999, the bank credit facility was paid off with the proceeds of the sale of the Texas Systems and was terminated.

In May 1999, the Partnership entered into an Asset Purchase Agreement with Galaxy Telecom, L.P., an unaffiliated third party, pursuant to which the remaining northeast Missouri systems would be sold. Consummation of the sale is subject to regulatory approvals and other conditions to closing, and the closing is anticipated to occur prior to year-end. Upon sale of the assets, there will be a holdback of a portion of the purchase price should the buyer seek indemnity with respect to the purchased assets. If and when this sale is consummated, the Partnership will have sold all of its cable television assets.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the approximate number of subscribers of the Partnership as of the dates indicated.

                                                March 31,    December 31,    March 31,
                                                   1999          1998          1998
                                                ---------    ------------    ----------
      Basic Subscribers:
        Texas systems (1)                        11,800        11,900         11,900
        Northeast Missouri systems                1,700         1,700          1,800
                                                 ------        ------         ------
                                                 13,500        13,600         13,700
                                                 ======        ======         ======
      Premium Subscriptions:
        Texas systems (1)                         5,900         5,900          4,600
        Northeast Missouri systems                  700           700            700
                                                 ------        ------         ------
                                                  6,600         6,600          5,300
                                                 ======        ======         ======

          (1) These systems were sold on April 1, 1999.

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:

                                                                                 For the Three Months
                                                                                    Ended March 31
                                                                                    --------------
                                                                                     (Unaudited)
                                                                         1999                               1998
                                                              --------------------------     ---------------------------
                                                                                % of                        % of
                                                                Amount         Revenue         Amount      Revenue
                                                                ------         -------         ------      -------

        Service revenues                                        $1,517,492       100.0%      $1,495,818       100.0%
                                                                ----------       -----       ----------       -----
        Operating expenses:
               Operating, general and administrative               749,627        49.4          768,214        51.3
               Depreciation and amortization                       111,509         7.3          111,716         7.5
               Management fees - related party                      73,206         4.8           74,783         5.0
                                                                ----------       -----       ----------       -----
                                                                   934,342        61.5          954,713        63.8
                                                                ----------       -----       ----------       -----
        Income from operations                                     583,150        38.5          541,105        36.2
                                                                ----------       -----       ----------       -----
        Other income (expense):
               Interest income                                       5,029         0.3            7,094         0.5
               Interest expense                                    (99,762)       (6.6)        (107,987)       (7.2)
               Equity in income of unconsolidated limited
                   partnership                                     198,345        13.1          163,783        10.9
                                                                ----------       -----       ----------       -----
                                                                   103,612         6.8           62,890         4.2
                                                                ----------       -----       ----------       -----
        Net income                                              $  686,762        45.3%      $  603,995        40.4%
                                                                ==========       =====       ==========       =====

Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by approximately $22,000 or 1.4% for the three months ended March 31, 1999, when compared to the similar period of 1998.

Premium service subscriptions increased 24.5% from March 31, 1998 to March 31, 1999. The ratio of premium service subscriptions per basic subscriber increased from 38.7% at March 31, 1998 to 48.9% at March 31, 1999. The Partnership has begun to offer premium services to subscribers in a packaged format, providing subscribers with a discount from the combined retail rates of these packaged services in an effort to maintain premium subscription levels and attract additional subscriptions.


Operating Expenses

Operating, general and administrative expenses decreased by approximately $18,600 or 2.4% during the three months ended March 31, 1999 when compared to the similar period of 1998.

Depreciation and amortization decreased by approximately $200 or 0.2% for the three months ended March 31, 1999, when compared to the similar period for 1998.


Other Income and Expenses

Interest expense was approximately $100,000 for the three months ended March 31, 1999, which was a decrease of 7.6% versus the similar period of 1998. The decrease is primarily the result of lower average outstanding indebtedness of the Partnership during 1999.

Equity in income of unconsolidated limited partnership, which relates to income recorded by the Partnership for its share of net income recorded by CPLP, increased approximately $34,600 for the three months ended March 31, 1999 versus the similar period in 1998.


Net Income

Net income was approximately $687,000 for the three months ended March 31, 1999 versus approximately $604,000 for the three months ended March 31, 1998. The largest component of this increase was the increase in equity in income of unconsolidated limited partnership.


Liquidity and Capital Resources

On April 1, 1999, CCIP II sold its cable television systems serving approximately 11,800 basic subscribers in Texas for a sale price of $20.8 million, subject to working capital adjustments. Net proceeds were used to repay outstanding bank indebtedness and a payable to CPLP. CCIP II plans to use the remaining net proceeds, less amounts held in an indemnity escrow, plus the distribution to be received from CPLP (as described below), to make distributions to its partners in accordance with the liquidation provisions of the Partnership Agreement.

On April 1, 1999, CPLP sold its remaining cable television systems serving approximately 6,400 basic subscribers in Texas for a sale price of $11.2 million, subject to working capital adjustments. The sale of these systems completes CPLP's dissolution of its cable television assets. CPLP will use net proceeds from the sale, less a holdback for contingencies and amounts held in an indemnity escrow, first to satisfy the liabilities and expenses of CPLP with the remaining funds distributed to its partners, of which 84.03% will be distributed to CCIP II.

The Partnership and CPLP both borrowers under a credit agreement (the "Credit Agreement") providing for borrowings up to $8,500,000 and $7,500,000 by the Partnership and CPLP, respectively, with each borrower jointly and severally liable in the event of default. At March 31, 1999, CCIP II had $3,800,000 of indebtedness outstanding under the Credit Agreement and CPLP had $-0- of indebtedness outstanding under the Credit Agreement. The debt bore interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus 3/4 of 1%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At March 31, 1999, the interest rate on this outstanding indebtedness was approximately 6.69%. On April 1, 1999, all outstanding indebtedness under the Credit Agreement was repaid from the proceeds of the sale of the Texas Systems and the facility was terminated.

The Partnership made capital expenditures of approximately $276,000 during the first three months of 1999 in connection with the improvement and upgrading of the Partnership systems.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to distribute all cash available for distribution to the Partners within 60 days after the end of each calendar quarter and, with respect to certain available refinancing proceeds and certain available sales proceeds, as soon as possible following completion of the relevant transaction. However, the partnership suspended distributions to Limited Partners in the fourth quarter of 1993 to provide greater financial flexibility in meeting its debt covenants and in making capital expenditures necessary to maintain the Partnership's assets. No additional distributions have been made other than a special distribution in June 1997 following the sale of certain assets. CCIP II anticipates making a distribution to the Limited Partners from the remaining net proceeds of the sale of the Texas Systems and distribution received from CPLP.

In May 1999, the Partnership entered into an Asset Purchase Agreement with an unaffiliated third party pursuant to which the remaining northeast Missouri systems would be sold. Consummation of the sale is subject to regulatory approvals and other conditions to closing, and the closing is anticipated to occur prior to year-end. Upon sale of the assets, there will be a holdback of a portion of the purchase price should the buyer seek indemnity with respect to the purchased assets. If and when this sale is consummated, the Partnership will have sold all of its cable television assets.

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

These problems are expected to increase in frequency and severity as the Year 2000 approaches. This issue impacts our owned and licensed computer systems and equipment used in connection with internal operations, including

         - information processing and financial reporting systems,
         - customer billing systems,
         - customer service systems,
         - telecommunication transmission and reception systems, and
         - facility systems.

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

The Partnership cannot be certain that it or third parties supporting its systems have resolved or will resolve all Year 2000 issues in a timely manner. Failure by the Partnership or any such third party to successfully address relevant Year 2000 issues could result in disruptions of the Partnership's business and the incurrence of significant expenses by the Partnership. Additionally, the Partnership could be affected by any disruption to third parties with which the Partnership does business if such third parties have not successfully address their Year 2000 issues.

Failure to resolve Year 2000 issues could result in improper billing to the Partnership's subscribers which could have a major impact on the recording of revenue and the collection of cash as well as create significant customer dissatisfaction. In addition, failure on the part of the financial institutions with which the Partnership relies on for its cash collection and management services could also have significant impact on collections, results of operations and the liquidity of the Partnership.

We have incurred only immaterial costs to date directly related to addressing the Year 2000 Problem. We have redeployed internal resources and have selectively engaged outside vendors to meet the goals of our year 2000 program. We currently do not estimate the total cost of our year 2000 remediation program to be material.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q contains statements that are forward looking, such as statements relating to the effects of future regulation, future capital commitments, future acquisitions and the Partnership's success in dealing with the Year 2000 issues. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of the Partnership. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, changes in the competitive environment in which the Partnership operates and the Partnership's success dealing with Year 2000 issues. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

Part II. Other Information

Item 1.  Legal Proceedings

Abeles v. Cencom Cable Entertainment, Inc., et. al.

On June 17, 1998, approximately 400 limited partners in CCIP II, filed a lawsuit against the General Partner and Cencom Cable Entertainment, Inc. (CCE) (collectively "Cencom Defendants"), and three brokerage firms involved in the original sale of limited partnership units in the Circuit Court of Jackson County, Missouri. CCE provided management services to the Partnership and also owned all of the stock of the General Partner prior to mid-1994.

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

Wallace v. Wood, et. al.

On June 10, 1997, four limited partners of the Partnership filed a putative class action suit on behalf of the limited partners presently in Delaware Chancery Court against the General Partner, Charter Communications, Inc. (Charter), certain other Charter affiliates and four present or former officers of the General Partner. The Plaintiffs subsequently amended their lawsuit and converted it to a Derivative Action, thus adding the Partnership as a nominal defendant.

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

Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

In May 1999, the Partnership entered into an Asset Purchase Agreement with an unaffiliated third-party pursuant to which the remaining Northeast Missouri systems owned by the Partnership would be sold. Consummation of the sale is subject to regulatory approvals and other conditions to closing, and the closing is anticipated to occur prior to year-end. Upon sale of the assets, there will be a holdback of a portion of the purchase price should the buyer seek indemnity with respect to the purchased assets. If and when this sale is consummated, the Partnership will have sold all of its cable television assets.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10(bb) Asset Purchase Agreement by and between Cencom Cable Income Partners II, L.P. and Galaxy Telecom, L.P. dated as of may 5, 1999

             27.1 Financial Data Schedule (supplied for the information of the Commission)

         (b) Reports on Form 8-K - None during quarter

         On April 15, 1999, CCIP II filed a current report on Form 8-K related to the sale of cable television systems on April 1, 1999, reported in part I,
Item 2 therein, as follows:

         (a) CCIP II sold its cable television systems serving Angleton, Aqua Dolce, Belleville, Driscoll, Hempstead, Kingsville, and Sealy, Texas, to an unaffiliated third party for $20.8 million, subject to working capital adjustments.

         (b) CPLP sold its cable television systems serving LaGrange, Texas, to an unaffiliated third party for $11.2 million, subject to working capital adjustments.

         Pursuant to Article 3 of Regulation S-X, the Form 8-K filing included certain unaudited pro forma financial information related to the these sale transactions.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                        FOR QUARTER ENDED MARCH 31, 1999


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

                                          CENCOM CABLE INCOME PARTNERS II, L.P.

                                              By:  Cencom Properties II, Inc.
                                                   its General Partner



                                              By:  /s/ Jerald L. Kent
                                                   -----------------------------
                                                   Jerald L. Kent
                                                   Executive Vice President and
                                                   Chief Financial Officer



By:  /s/Jerald L. Kent                             May 13, 1999
    ------------------------------
      Jerald L. Kent
      Executive Vice President and
      Chief Financial Officer


By:  /s/Ralph G. Kelly                             May 13, 1999
    ------------------------------
      Ralph G. Kelly
      Treasurer