Form 10-Q
period 1999-06-30
CENCOM CABLE INCOME PARTNERS II L P
filed 1999-08-16
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                       OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to ____________________________

Commission File Number 0-21309


                      CENCOM CABLE INCOME PARTNERS II, L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                        43-1456575
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

12444 Powerscourt Drive - Suite 100
St. Louis, Missouri                                        63131
(Address of Principal Executive Offices)                   (Zip Code)

(Registrant's telephone number, including area code)       (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No ___

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX


                                                                                                Page
                                                                                                ----
Part I.  Financial Information

         Item 1.  Condensed Financial Statements
                  a. Balance Sheets - June 30, 1999 and December 31, 1998                         3
                  b. Statements of Operations - Three Months Ended
                     June 30, 1999 and 1998                                                       4
                  c. Statements of Operations - Six Months Ended June 30, 1999 and 1998           5
                  d. Statement of Partners' Capital (Deficit) - Six Months Ended
                     June 30, 1999                                                                6
                  e. Statements of Cash flows - Six Months Ended June 30, 1999 and 1998           7
                  f. Notes to Condensed Financial Statements                                      8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          12

Part II. Other Information


         Item 1.  Legal Proceedings                                                              19

         Item 2.  Change in Securities - None                                                    -

         Item 3.  Defaults upon Senior Securities - None                                         -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                     -

         Item 5.  Other Information                                                              20

         Item 6.  Exhibits and Reports on Form 8-K                                               20

         Signature Page                                                                          21


                      CENCOM CABLE INCOME PARTNERS II, L.P.

                                 BALANCE SHEETS

                                                                              June 30,        December 31,
                                                                                1999             1998
                                                                            -----------       -------------
                                       ASSETS                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash of $1,040,000       $ 3,135,133       $   267,002
   Accounts receivable, net                                                      16,522            52,409
   Prepaid expenses and other                                                    13,804            30,844
                                                                            -----------       -----------
           Total current assets                                               3,165,459           350,255

PROPERTY AND EQUIPMENT                                                          395,637         4,156,583

FRANCHISE COSTS, net of accumulated amortization of $1,157,680 and
   $1,274,709, respectively                                                        --              10,521

DEBT ISSUANCE COSTS, net of accumulated amortization of $-0- and
   $56,478, respectively                                                           --             208,533

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                              2,172,502         3,171,808
                                                                            -----------       -----------
                                                                            $ 5,733,598       $ 7,897,700
                                                                            ===========       ===========

               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                    $   599,139       $ 1,310,831
   Payables to General Partner and affiliate                                  4,622,249         6,291,552
   Income taxes withheld on behalf of Limited Partners                           83,480              --
   Subscriber deposits                                                             --              10,527
                                                                            -----------       -----------
           Total current liabilities                                          5,304,868         7,612,910
                                                                            -----------       -----------
DEFERRED REVENUE                                                                   --              19,774
                                                                            -----------       -----------
LONG-TERM DEBT                                                                     --           3,800,000
                                                                            -----------       -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                                                 --                --
   Limited Partners (250,000 units authorized; 90,915 units issued and
     outstanding)                                                               887,897        (3,075,817)
   Note receivable from General Partner                                        (459,167)         (459,167)
                                                                            -----------       -----------
           Total Partners' capital (deficit)                                    428,730        (3,534,984)
                                                                            -----------       -----------
                                                                            $ 5,733,598       $ 7,897,700
                                                                            ===========       ===========


      The accompanying notes are an integral part of these balance sheets.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                                       1999                 1998
                                                                   ------------         ------------

SERVICE REVENUES                                                   $    163,871         $  1,527,547
                                                                   ------------         ------------
OPERATING EXPENSES:
   Operating, general and administrative                                258,123              791,252
   Depreciation and amortization                                         15,211              172,990
    Management fees - related party                                       8,188               76,377
                                                                   ------------         ------------
                                                                        281,522            1,040,619
                                                                   ------------         ------------
           Income (loss) from operations                               (117,651)             486,928
                                                                   ------------         ------------
OTHER INCOME (EXPENSE):
   Interest income                                                      186,507               21,196
   Interest expense                                                        (700)            (101,266)
   Equity in income of unconsolidated limited partnership             7,205,349              134,466
   Gain on sale of cable television systems                          16,657,491                 --
                                                                   ------------         ------------
                                                                     24,048,647               54,396
                                                                   ------------         ------------
           Income before extraordinary item                          23,930,996              541,324

Extraordinary loss - early extinguishment of long-term debt            (195,500)                --
                                                                   ------------         ------------
Net income                                                         $ 23,735,496         $    541,324
                                                                   ============         ============

NET INCOME PER LIMITED PARTNERSHIP UNIT                            $     260.98         $       5.95
                                                                   ============         ============
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                  90,915               90,915
                                                                   ============         ============









        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                                       1999                 1998
                                                                   ------------         ------------

SERVICE REVENUES                                                   $  1,681,363         $  3,023,365
                                                                   ------------         ------------
OPERATING EXPENSES:
   Operating, general and administrative                              1,007,750            1,559,458
   Depreciation and amortization                                        126,720              284,706
   Management fees - related party                                       84,063              151,168
                                                                   ------------         ------------
                                                                      1,218,533            1,995,332
                                                                   ------------         ------------
           Income from operations                                       462,830            1,028,033
                                                                   ------------         ------------
OTHER INCOME (EXPENSE):
   Interest income                                                      191,536               28,290
   Interest expense                                                    (100,462)            (209,253)
   Equity in income of unconsolidated limited partnership             7,403,694              298,249
    Gain on sale of cable television systems                         16,657,491                 --
                                                                   ------------         ------------
                                                                     24,152,259              117,286
                                                                   ------------         ------------
           Income before extraordinary item                          24,615,089            1,145,319

Extraordinary loss - early extinguishment of long-term debt            (195,500)                --
                                                                   ------------         ------------
Net income                                                         $ 24,419,589         $  1,145,319
                                                                   ============         ============

NET INCOME PER LIMITED PARTNERSHIP UNIT                            $     268.50         $      12.60
                                                                   ============         ============
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                  90,915               90,915
                                                                   ============         ============




         The accompanying notes are an integral part of this statement.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)


                                                                              Note
                                                                           Receivable
                                                                              From
                                    General              Limited             General
                                    Partner              Partner             Partner               Total
                                  ------------        ------------         ------------         ------------


BALANCE, December 31, 1998        $       --          $ (3,075,817)        $   (459,167)        $ (3,534,984)


   Net income                            8,879          24,410,710                 --             24,419,589

   Distributions                          --           (20,455,875)                --            (20,455,875)
                                  ------------        ------------         ------------         ------------
BALANCE, June 30, 1999            $      8,879        $    879,018         $   (459,167)        $    428,730
                                  ============        ============         ============         ============






























         The accompanying notes are an integral part of this statement.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                                                1999               1998
                                                                                            ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $ 24,419,589       $  1,145,319

   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                             126,720            284,706
       Amortization of debt issuance costs                                                        13,033             26,067
       Extraordinary loss - early extinguishment of long-term debt                               195,500               --
       Equity in income of unconsolidated limited partnership                                 (7,403,695)          (298,249)
       Gain on sale of cable television systems                                              (16,657,491)              --
       Changes in assets and liabilities, net of effects from sale of cable television systems-
         Accounts receivable, net                                                                266,667             24,577
         Prepaid expenses and other                                                               (4,424)           (13,562)
         Accounts payable, accrued expenses and other current liabilities                       (473,269)         1,251,126
         Accrued income taxes withheld on behalf of Limited Partners                                --           (2,222,157)
         Payables to General Partner and affiliate                                            (1,705,911)           669,697
                                                                                            ------------       ------------
           Net cash provided by (used in) operating activities                                (1,223,281)           867,524
                                                                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                          (259,998)          (250,160)
    Proceeds from sale of cable television systems, net of cash sold                          20,204,285               --
    Restricted funds held in escrow                                                                 --              750,000
    Distributions from unconsolidated limited partnership                                      8,403,000               --
                                                                                            ------------       ------------
           Net cash provided by investing activities                                          28,347,287            499,840
                                                                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to Limited Partners                                                    (20,372,395)              --
   Income taxes withheld related to distribution                                                 (83,480)              --
   Borrowings on credit agreement                                                                300,000          1,300,000
   Repayments on credit agreement                                                             (4,100,000)        (2,300,000)
                                                                                            ------------       ------------
           Net cash used in financing activities                                             (24,255,875)        (1,000,000)
                                                                                            ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      2,868,131            367,364

CASH AND CASH EQUIVALENTS, beginning of period                                                   267,002            220,104
                                                                                            ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                                    $  3,135,133       $    587,468
                                                                                            ============       ============





        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements of Cencom Cable Income Partners II, L.P. (the "Partnership" or "CCIP II") as of June 30, 1999 and 1998, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Partnership owns limited partnership units of Cencom Partners, L.P. ("CPLP") which provide the Partnership an 84.03% ownership interest in CPLP. The Partnership accounts for its investment in CPLP using the equity method. For the six month period ended June 30, 1999, the Partnership recorded equity in income from its investment in CPLP totaling approximately $7,403,694.

Summary financial information for the operating results of CPLP, for the three and six month periods ended June 30, 1999, which are not consolidated with the operating results of the Partnership, are as follows:

                                       For the three months ended         For the six months ended
                                       --------------------------         ------------------------
                                     June 30, 1999     June 30, 1998    June 30, 1999    June 30, 1998
                                     -------------     -------------    -------------    -------------


Service revenues                      $      --         $   657,356      $   660,630      $ 1,287,737


Income (loss) from operations         $   (14,881)      $   335,079      $   302,625      $   660,931

Gain on sale of cable television      $ 8,985,528       $      --        $ 8,985,528      $      --

Net income                            $ 8,574,734       $   159,998      $ 8,810,775      $   354,902

3. DISPOSITIONS

On April 1, 1999, CCIP II sold its cable television systems serving approximately 11,800 basic subscribers in the communities of Angleton, Aqua Dolce, Belleville, Driscoll, Hempstead, Kingsville, and Sealy, Texas (collectively, the "Texas Systems"). The purchaser of the Texas Systems was Etan Industries, Inc. ("Etan"), an unaffiliated third party. The sale price was $20.8 million, subject to working capital adjustments. Net proceeds were used to repay outstanding bank indebtedness and a payable to CPLP. CCIP II used the remaining net proceeds, less amounts held in an indemnity escrow and required income tax withholdings, plus the distribution received from CPLP (as described below), to make distributions to its partners in accordance with the liquidation provisions of the Partnership Agreement. Pursuant to the asset purchase agreement, $1,040,000 was deposited into an indemnification escrow account. These funds will be released to the Partnership upon mutual satisfaction of the Partnership's representations and warranties related to the assets that were sold.

On April 1, 1999, CPLP sold its remaining cable television systems serving approximately 6,400 basic subscribers in the communities in and around LaGrange, Texas (collectively, the "LaGrange Systems"). The purchaser of the cable television systems was Etan and the sales price was $11.2 million, subject to working capital adjustments. The sale of the LaGrange Systems completes CPLP's dissolution of its cable television assets. CPLP used the net proceeds from the sale, less a holdback for contingencies and amounts held in an indemnity escrow, to satisfy the liabilities and expenses of CPLP, with the remaining funds distributed to its partners, of which CCIP II received 84.03%.

The following table presents unaudited pro forma results of operations as though the divestitures discussed above had occurred on January 1, 1998, with adjustments to give effect to interest expense. Accordingly, these results include only the Partnership's remaining 1,640 subscribers in northeast Missouri.

                                For the three months ended          For the six months ended
                                --------------------------          ------------------------
                              June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                              -------------     -------------     -------------     -------------

Service revenues                $ 307,315        $ 318,343          $ 152,152         $ 157,434

Income from operations          $ 134,524        $ 130,960          $  64,120         $  60,190

Net income                      $ 131,727        $  54,770          $  86,191         $  17,927

The unaudited pro forma results of operations has been presented for comparative purposes and does not purport to be indicative of the results of operations or financial position of the Partnership had these transactions been completed as of the assumed date or which may be obtained in the future.

In May 1999, the Partnership entered into an Asset Purchase Agreement with Galaxy Telecom, L.P., an unaffiliated third party, pursuant to which the Partnership's remaining northeast Missouri systems would be sold. Consummation of the sale is subject to regulatory approvals and other conditions to closing, and the closing is anticipated to occur prior to December 31, 1999. Upon sale of the assets, there will be a holdback of a portion of the purchase price should the buyer seek indemnity with respect to the purchased assets. If and when this sale is consummated, the Partnership will have sold all of its cable television assets.

4.  DEBT

On April 1, 1999, the Partnership paid off its outstanding indebtedness under the Partnership's and CPLP's joint bank credit facility with the proceeds from the sale of the Texas Systems. As of April 1, 1999, there was no indebtedness outstanding under this facility and the credit facility was terminated. In connection therewith, the Partnership recognized an extraordinary loss of $195,500 pertaining to the write-off of unamortized debt issuance costs.

5.  LITIGATION

Abeles v. Cencom Cable Entertainment, Inc., et. al.

On June 17, 1998, approximately 400 limited partners in CCIP II, filed a lawsuit against the General Partner and Cencom Cable Entertainment, Inc. ("CCE", together with the General Partner , "Cencom Defendants"), and three brokerage firms involved in the original sale of limited partnership units. CCE provided management services to the Partnership and also owned all of the stock of the General Partner prior to mid-1994.

Plaintiffs allege that the Cencom Defendants are liable for fraud, negligent misrepresentation or omission, negligence, breach of fiduciary duty, breach of implied covenants and violations of the Missouri Merchandising Practices Act in connection with the sale of limited partnership interests in CCIP II commencing in 1987. Plaintiffs seek rescission of the purchase of the securities along with ancillary damages, actual damages, punitive damages, costs and attorneys' fees.

On August 17, 1998, the Cencom Defendants filed a Motion to Dismiss. On November 5, 1998, the Court heard an oral argument on that motion and a ruling has not yet been made on this motion. Discovery has been stayed during the pendency of the Motion to Dismiss.

The Partnership is not named a defendant in the above case.

Wallace v. Wood, et. al.

On June 10, 1997, four limited partners of the Partnership filed a putative class action suit on behalf of the limited partners against the General Partner, Charter Communications, Inc. ("Charter"), certain other Charter affiliates and four present or former officers of the General Partner. The Plaintiffs subsequently amended their lawsuit and converted it to a Derivative Action, thus adding the Partnership as a nominal defendant.

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

On May 19, 1998, Defendants filed a Motion for Judgment on the Pleadings, seeking dismissal of certain of the defendants from the lawsuit. That motion is scheduled for a hearing in September 1999.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth the approximate number of subscribers of the Partnership as of the dated indicated.

                                           June 30,     December 31,      June 30,
                                             1999           1998            1998
                                           --------     ------------      --------


     Basic Subscribers:
       Texas systems (a)                     --            11,900          11,800
       Northeast Missouri systems           1,640           1,700           1,700
                                           ------          ------          ------
                                            1,640          13,600          13,500
                                           ======          ======          ======
     Premium Subscriptions:
       Texas systems (a)                     --             5,850           5,300
       Northeast Missouri systems             670             730             800
                                           ------          ------          ------
                                              670           6,580           6,100
                                           ======          ======          ======

(a)     The Texas systems were sold on April 1, 1999.

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:

                                                                                     For the Three Months
                                                                                        Ended June 30
                                                              ------------------------------------------------------------------
                                                                                         (Unaudited)

                                                                            1999                                 1998
                                                              -------------------------------        ---------------------------
                                                                                      % of                                % of
                                                                  Amount             Revenue            Amount           Revenue
                                                              ------------           --------        ------------        -------

     Service revenues                                         $    163,871              100.0%       $  1,527,547         100.0%
                                                              ------------           --------        ------------         -----
     Operating expenses:
            Operating, general and administrative                  258,123              157.5             791,252          51.8
            Depreciation and amortization                           15,211                9.3             172,990          11.3
            Management fees - related party                          8,188                5.0              76,377           5.0
                                                              ------------           --------        ------------         -----
                                                                   281,522              171.8           1,040,619          68.1
                                                              ------------           --------        ------------         -----
     Income (loss) from operations                                (117,651)             (71.8)            486,928          31.9
                                                              ------------           --------        ------------         -----
     Other income (expense):
            Interest income                                        186,507              113.8              21,196           1.3
            Interest expense                                          (700)              (0.4)           (101,266)         (6.6)
            Equity in income of unconsolidated limited
              partnership                                        7,205,349            4,397.0             134,466           8.8
            Gain on sale of cable television systems            16,657,491           10,165.0                --            --
                                                              ------------           --------        ------------         -----
                                                                24,048,647           14,675.4              54,396           3.5
                                                              ------------           --------        ------------         -----
     Income before extraordinary item                           23,930,996           14,603.6             541,324          35.4

     Extraordinary loss - early extinguishment of
       long-term debt                                             (195,500)            (119.3)               --            --
                                                              ------------           --------        ------------         -----

     Net income                                               $ 23,735,496           14,484.3%       $    541,324          35.4%
                                                              ============           ========        ============         =====

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:

                                                                                      For the Six Months
                                                                                        Ended June 30
                                                                --------------------------------------------------------------
                                                                                         (Unaudited)

                                                                             1999                               1998
                                                                ----------------------------        --------------------------
                                                                                      % of                              % of
                                                                   Amount            Revenue          Amount           Revenue
                                                                ------------         -------        -----------        -------


     Service revenues                                           $  1,681,363           100.0%       $ 3,023,365         100.0%
                                                                ------------         -------        -----------         -----
     Operating expenses:
            Operating, general and administrative                  1,007,750            59.9          1,559,458          51.6
            Depreciation and amortization                            126,720             7.5            284,706           9.4
            Management fees - related party                           84,063             5.0            151,168           5.0
                                                                ------------         -------        -----------         -----
                                                                   1,218,533            72.4          1,995,332          66.0
                                                                ------------         -------        -----------         -----
     Income from operations                                          462,830            27.6          1,028,033          34.0
                                                                ------------         -------        -----------         -----
     Other income (expense):
            Interest income                                          191,536            11.4             28,290           0.9
            Interest expense                                        (100,462)           (6.0)          (209,253)         (6.9)
            Equity in income of unconsolidated
             limited partnership                                   7,403,694           440.3            298,249           9.9
            Gain on sale of cable television systems              16,657,491           990.7               --             --
                                                                ------------         -------        -----------         -----
                                                                  24,152,259         1,436.4            117,286           3.9
                                                                ------------         -------        -----------         -----
     Income before extraordinary item                             24,615,089         1,464.0          1,145,319          37.9

     Extraordinary loss - early extinguishment of
      long-term debt                                                (195,500)          (11.6)              --             --
                                                                ------------         -------        -----------         -----
     Net income                                                 $ 24,419,589         1,452.4%       $ 1,145,319          37.9%
                                                                ============         =======        ===========         =====


Service Revenues

The Partnership earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues decreased by approximately $1,364,000 and $1,342,000 or 89.3% and 44.4%, respectively, for the three and six months ended June 30, 1999, when compared to the similar periods of 1998. These decreases are due to the Partnership serving fewer subscribers as a result of the sale of the Texas systems on April 1, 1999.

Operating Expenses

Operating, general and administrative expenses decreased by approximately $533,000 and $552,000 or 67.4% and 35.4% during the three and six months ended June 30, 1999, respectively, when compared to the similar periods of 1998. The decreases are primarily the result of the Partnership serving fewer subscribers as a result of the sale of the Texas systems.

Depreciation and amortization decreased by approximately $158,000 and $158,000 or 91.3% and 55.5%, respectively, for the three and six months ended June 30, 1999, when compared to the similar periods for 1998. These decreases are related to the smaller base of depreciable and amortizable assets as a result of the sale of the Texas system.

Other Income and Expenses

Interest expense was approximately $700 and $100,000 for the three and six months ended June 30, 1999, respectively, which was an increase of 99.3%, and 52.0%, respectively, versus the similar periods of 1998. The decrease was attributed to the termination of the Credit Agreement.

Equity in income of unconsolidated limited partnership relates to income recorded by the Partnership for its share of net income recorded by CPLP and increased by approximately $7.1 million for both the three months and six months ended June 30, 1999, compared to similar periods of 1998. The increase is attributed to CPLP's gain on the sale of the LaGrange systems.

Gain on sale of cable television systems by the Partnership is the result of the sale of certain of the Texas systems on April 1, 1999.

Net Income

Net income was $23.7 million and $24.4 million for the three and six months ended June 30, 1999, respectively, versus $.5 million and $1.1 million for the three and six months ended June 30, 1998, respectively. This is primarily the result of the gain recorded on the sale of certain of the assets of the Texas systems on April 1, 1999 and the increase in equity in income of unconsolidated limited partnership.

Liquidity and Capital Resources

On April 1, 1999, CCIP II sold its cable television systems serving approximately 11,800 basic subscribers in Texas for a sale price of $20.8 million, subject to working capital adjustments. Net proceeds were used to repay outstanding bank indebtedness of $3.8 million and a payable to CPLP of $1.864 million. CCIP II used the remaining net proceeds, less amounts held in an indemnity escrow, plus the distribution received from CPLP (as described below), to make distributions to its partners in accordance with the liquidation provisions of the Partnership Agreement.

On April 1, 1999, CPLP sold its remaining cable television systems serving approximately 6,400 basic subscribers in the communities in and around LaGrange, Texas for a sale price of $11.2 million, subject to working capital adjustments. The sale of these systems completes CPLP's dissolution of its cable television assets. CPLP used the net proceeds from the sale, less a holdback for contingencies and amounts held in an indemnity escrow, first to satisfy the liabilities and expenses of CPLP with the remaining funds distributed to its partners, of which CCIP II received 84.03%.

The Partnership and CPLP both maintained a credit agreement (the "Credit Agreement") providing for borrowings up to $8,500,000 and $7,500,000 by the Partnership and CPLP, respectively, with each borrower jointly and severally liable in the event of default. The debt bore interest at rates, at the Partnership's option, based on the higher of the prime rate of the Canadian Imperial Bank of Commerce (the agent bank) or the Federal Funds Rate plus 3/4 of 1%, or the LIBOR plus applicable margins based upon the Partnership's leverage ratio at the time of the borrowings. At March 31, 1999, the interest rate on this outstanding indebtedness was approximately 6.69%. On April 1, 1999, all outstanding indebtedness under the Credit Agreement was repaid from the proceeds of the sale of the Texas Systems and the facility was terminated.

The Partnership made capital expenditures of approximately $260,000 during the first six months of 1999 in connection with the improvement and upgrading of the Partnership systems.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to distribute all cash available for distribution to the Partners within 60 days after the end of each calendar quarter and, with respect to certain available refinancing proceeds and certain available sales proceeds, as soon as possible following completion of the relevant transaction. However, the Partnership suspended regular distributions to Limited Partners in the fourth quarter of 1993 to provide greater financial flexibility in meeting its debt covenants and in making capital expenditures necessary to maintain the Partnership's assets. No additional distributions have been made other than a special distribution in June 1997 following the sale of certain assets and a second special distribution in May 1998 from the remaining net proceeds of the sale of the Texas Systems and distribution received from CPLP.

In May 1999, the Partnership entered into an Asset Purchase Agreement with an unaffiliated third party pursuant to which the northeast Missouri systems would be sold. Consummation of the sale is subject to regulatory approvals and other conditions to closing, and the closing is anticipated to occur prior to year-end. Upon sale of the assets, there will be a holdback of a portion of the purchase price should the buyer seek indemnity with respect to the purchased assets. If and when this sale is consummated, the Partnership will have sold all of its cable television assets.

It is also the General Partner's intention to repay the balance of the Partnership's outstanding obligations, terminate the Partnership and distribute all remaining proceeds thereof (subject to a holdback for contingencies) as expeditiously as possible. At such time as all of the Partnership's systems are sold, and all available CPLP distributions are received by the Partnership, the Partnership's outstanding obligations will be paid and the Partnership will be terminated. Upon its termination, the Partnership will cease to be a public entity and will no longer be subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended.

Year 2000 Impact

Many existing computer systems and applications, and other control devices and embedded computer chips use only two digits (rather than four) to identify a year in the date field, failing to consider the impact of the upcoming change in the century. As a result, such systems, applications, devices, and chips could create erroneous results or might fail altogether unless corrected properly to interpret data related to the year 2000 and beyond (the "Year 2000 Problem"). These errors and failures may result, not only from a date recognition problem in the particular part of a system failing, but may also result as systems, applications, devices and chips receive erroneous or improper data from third-parties suffering from the Year 2000 Problem. In addition, two interacting systems, applications, devices or chips, each of which has individually been fixed so that it will properly handle the Year 2000 Problem, could nonetheless suffer "integration failure" because their method of dealing with the problem is not compatible.

These problems are expected to increase in frequency and severity as the Year 2000 approaches. This issue impacts our owned and licensed computer systems and equipment used in connection with internal operations, including

     o   information processing and financial reporting systems,
     o   customer billing systems,
     o   customer service systems,
     o   telecommunication transmission and reception systems, and
     o   facility systems.

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

Part II. Other Information

Item 1.  Legal Proceedings


Wallace v. Wood, et. al.

On June 10, 1997, four limited partners of the Partnership filed a putative class action suit on behalf of the limited partners against the General Partner, Charter Communications, Inc. (Charter), certain other Charter affiliates and four present or former officers of the General Partner. On May 19, 1998, Defendants filed a Motion for Judgment on the Pleadings, seeking dismissal of certain of the defendants from the lawsuit. That motion is scheduled for a hearing in September 1999.

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


                         FOR QUARTER ENDED JUNE 30, 1999


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

                                  CENCOM CABLE INCOME PARTNERS II, L.P.

                                      By:  Cencom Properties II, Inc.
                                           its General Partner



                                      By:  /s/ Jerald L. Kent
                                           ------------------------------------
                                           Jerald L. Kent
                                           Executive Vice President and
                                           Chief Financial Officer



By:   /s/Jerald L. Kent                                          August 13, 1999
      -------------------------------
      Jerald L. Kent
      Executive Vice President and
      Chief Financial Officer


By:   /s/Ralph G. Kelly                                          August 13, 1999
      -------------------------------
      Ralph G. Kelly
      Treasurer