Form 10-Q
period 1999-09-30
CENCOM CABLE INCOME PARTNERS II L P
filed 1999-11-15
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                to
                               ---------------   ----------------------

Commission File Number 0-21309


                      CENCOM CABLE INCOME PARTNERS II, L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                         43-1456575
-------------------------------                             ----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

12444 Powerscourt Drive - Suite 100
St. Louis, Missouri                                         63131
---------------------------------------                     ----------
(Address of Principal Executive Offices)                    (Zip Code)

(Registrant's telephone number, including area code)        (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----   ----

                      CENCOM CABLE INCOME PARTNERS II, L.P.

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX


                                                                                                    Page
Part I.  Financial Information
         Item 1. Condensed Financial Statements
                 a. Statement of Net Assets in Liquidation - As of September 30, 1999                 3
                 b. Statement of Changes in Net Assets in Liquidation - Month Ended                   4
                    September 30, 1999
                 c. Balance Sheets As of August 31, 1999 and December 31, 1998                        5
                 d. Statements of Operations - Two Months Ended
                    August 31, 1999 and Three Months Ended September 30, 1998                         6
                 e. Statements of Operations - Eight Months Ended August 31, 1999 and
                    Nine Months Ended September 30, 1998                                              7
                 f. Statement of Partners' Capital (Deficit) - Eight Months Ended
                    August 31, 1999                                                                   8
                 g. Statements of Cash flows - Eight Months Ended August 31, 1999 and
                    Nine Months Ended September 30, 1998                                              9
                 h. Notes to Condensed Financial Statements                                          11

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                               14

Part II. Other Information


         Item 1. Legal Proceedings                                                                   19

         Item 2. Change in Securities - None                                                          -

         Item 3. Defaults upon Senior Securities - None                                               -

         Item 4. Submission of Matters to a Vote of Security Holders - None                           -

         Item 5. Other Information - None                                                             -

         Item 6. Exhibits and Reports on Form 8-K                                                    19

         Signature Page                                                                              20


                      CENCOM CABLE INCOME PARTNERS II, L.P.


                     STATEMENT OF NET ASSETS IN LIQUIDATION

                            AS OF SEPTEMBER 30, 1999
                                   (Unaudited)


ASSETS, at estimated realizable values:
   Cash and cash equivalents, including restricted cash of $1,098,500                                   $ 3,836,530
   Note receivable from buyer of cable system                                                                99,477
   Investment in unconsolidated limited partnership                                                       2,171,778
                                                                                                        -----------
TOTAL ASSETS                                                                                              6,107,785
                                                                                                        -----------
LIABILITIES, at estimated settlement amounts:
   Accrued costs of liquidation                                                                             523,781
   Payables to General Partner and affiliate                                                              1,316,729
                                                                                                        -----------
TOTAL LIABILITIES                                                                                         1,840,510
                                                                                                        -----------
NET ASSETS IN LIQUIDATION                                                                               $ 4,267,275
                                                                                                        ===========




















        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)


                                                                                                      FOR THE MONTH
                                                                                                          ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                          1999
                                                                                                      -------------
CHANGE IN ASSETS AND LIABILITIES IN LIQUIDATION:
   Decrease in deferred management fees                                                               $   2,831,105
   Equity in loss of unconsolidated limited partnership                                                      (8,554)
   Provision for accrued costs of liquidation                                                               (56,139)
   Interest income                                                                                           17,412
   Other                                                                                                     13,904
                                                                                                      -------------
           Net change in assets in liquidation                                                            2,797,728

NET ASSETS IN LIQUIDATION, beginning of period                                                            1,469,547
                                                                                                      -------------
NET ASSETS IN LIQUIDATION, end of period                                                              $   4,267,275
                                                                                                      =============

















        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                      AUGUST 31,        DECEMBER 31,
                                                                                        1999*              1998
                                                                                     -----------        -----------
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $ 4,007,127        $   267,002
   Accounts receivable, net                                                               99,477             52,409
   Prepaid expenses and other                                                                ---             30,844
                                                                                     -----------        -----------
             Total current assets                                                      4,106,604            350,255
                                                                                     -----------        -----------
PROPERTY AND EQUIPMENT, net                                                                  ---          4,156,583

FRANCHISE COSTS, net of accumulated amortization of $ -0-
   and $1,285,846, respectively                                                              ---             10,521

DEBT ISSUANCE COSTS, net of accumulated amortization of $ -0-
   and $82,545, respectively                                                                 ---            208,533

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                                       2,180,332          3,171,808
                                                                                     -----------        -----------
                                                                                     $ 6,286,936        $ 7,897,700
                                                                                     ===========        ===========

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                             $   357,596        $ 1,310,831
   Payables to General Partner and affiliates                                          4,918,960          6,291,552
   Subscriber deposits                                                                       ---             10,527
                                                                                     -----------        -----------
           Total current liabilities                                                   5,276,556          7,612,910
                                                                                     -----------        -----------
DEFERRED REVENUE                                                                             ---             19,774
                                                                                     -----------        -----------
LONG TERM DEBT                                                                               ---          3,800,000
                                                                                     -----------        -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                                                           ---                ---
   Limited Partners (250,000 units authorized; 90,915 units issued and
     outstanding)                                                                      1,469,547         (3,075,817)
   Note receivable from General Partner                                                 (459,167)          (459,167)
                                                                                     -----------        -----------
           Total Partners' capital (deficit)                                           1,010,380         (3,534,984)
                                                                                     -----------        -----------
                                                                                     $ 6,286,936        $ 7,897,700
                                                                                     ===========        ===========


*Operating activity for the eight month period from January 1, 1999 through August 31, 1999 is prior to liquidation basis adjustments.


        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                    FOR THE TWO      FOR THE THREE
                                                                                    MONTHS ENDED     MONTHS ENDED
                                                                                     AUGUST 31,      SEPTEMBER 30,
                                                                                       1999*            1998
                                                                                  --------------     --------------
SERVICE REVENUES                                                                  $      100,414     $    1,547,272
                                                                                  --------------     --------------
OPERATING EXPENSES:
   Operating, general and administrative                                                 109,383            790,473
   Depreciation and amortization                                                           7,139            179,680
   Management fees - related party                                                         4,949             77,558
                                                                                  --------------     --------------
                                                                                         121,471          1,047,711
                                                                                  --------------     --------------
           Income (loss) from operations                                                 (21,057)           499,561
                                                                                  --------------     --------------
OTHER INCOME (EXPENSE):
   Interest income                                                                           ---              6,837
   Interest expense                                                                          ---           (100,451)
   Equity in income of unconsolidated limited partnership                                  7,829             69,334
   Gain on sale of fixed assets                                                              ---              3,000
   Gain on sale of cable television system                                               599,679                ---
                                                                                  --------------     --------------
                                                                                         607,508            (21,280)
                                                                                  --------------     --------------
Net income                                                                        $      586,451     $      478,281
                                                                                  ==============     ==============

NET INCOME PER LIMITED PARTNERSHIP UNIT                                           $         6.45     $         5.26
                                                                                  ==============     ==============
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING
                                                                                          90,915             90,915
                                                                                  ==============     ==============




*Operating activity for the two month period from July 1, 1999 through August 31, 1999 is prior to liquidation basis adjustments.

        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   FOR THE EIGHT     FOR THE NINE
                                                                                    MONTHS ENDED     MONTHS ENDED
                                                                                     AUGUST 31,      SEPTEMBER 30,
                                                                                       1999*             1998
                                                                                  --------------     --------------
SERVICE REVENUES                                                                  $    1,781,774     $    4,570,640
                                                                                  --------------     --------------
OPERATING EXPENSES:
   Operating, general and administrative                                               1,109,480          2,349,930
   Depreciation and amortization                                                         133,858            464,386
   Management fees - related party                                                        89,013            228,727
                                                                                  --------------     --------------
                                                                                       1,332,351          3,043,043
                                                                                  --------------     --------------
           Income from operations                                                        449,423          1,527,597
                                                                                  --------------     --------------
OTHER INCOME (EXPENSE):
   Interest income                                                                       191,536             35,128
   Interest expense                                                                     (108,258)          (309,704)
   Other expense                                                                         (41,264)               ---
   Equity in income of unconsolidated limited partnership                              7,411,528            367,583
   Gain on sale of fixed assets                                                              ---              3,000
   Gain on sale of cable television systems                                           17,298,434                ---
                                                                                  --------------     --------------
                                                                                      24,751,976             96,007
                                                                                  --------------     --------------
           Income before extraordinary item                                           25,201,399          1,623,604

Extraordinary loss - early extinguishment of long-term debt                             (195,500)               ---
                                                                                  --------------     --------------
Net income                                                                        $   25,005,899     $    1,623,604
                                                                                  ==============     ==============

NET INCOME PER LIMITED PARTNERSHIP UNIT                                           $       275.05     $        17.86
                                                                                  ==============     ==============
AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING                                   90,915             90,915
                                                                                  ==============     ==============


*Operating activity for the eight month period from January 1, 1999 through August 31, 1999 is prior to liquidation basis adjustments.

        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                   FOR THE EIGHT MONTHS ENDED AUGUST 31, 1999*
                                   (Unaudited)


                                                                                            Note
                                                                                         Receivable
                                                                                            From
                                                           General         Limited        General
                                                           Partner        Partners        Partner         Total
                                                        ------------   --------------   -----------   -------------
BALANCE, December 31, 1998                              $        ---   $  (3,075,817)  $ (459,167)   $ (3,534,984)

   Net income                                                    ---      25,005,899          ---      25,005,899

   Distributions                                                 ---     (20,455,875)         ---     (20,455,875)
                                                        ------------   -------------   ----------    ------------
BALANCE, August 31, 1999                                $        ---   $   1,474,207   $ (459,167)   $  1,015,040
                                                        ============   =============   ==========    ============















*Operating activity for the eight month period from January 1, 1999 through August 31, 1999 is prior to liquidation basis adjustments.

         The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          EIGHT MONTHS    NINE MONTHS
                                                                                              ENDED          ENDED
                                                                                           AUGUST 31,    SEPTEMBER 30,
                                                                                             1999*           1998
                                                                                          ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $ 25,005,899   $   1,623,604

   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                           133,858         464,386
       Amortization of debt issuance costs                                                      13,033          39,100
       Extraordinary loss - early extinguishment of long-term debt                             195,500             ---
       Equity in income of unconsolidated limited partnership                               (7,411,528)       (367,583)
       Gain on sale of cable television systems                                            (17,298,434)            ---
       Gain on sale of fixed assets                                                                ---          (3,000)
       Changes in assets and liabilities, net of effects from sales of cable television systems-
         Accounts receivable, net                                                              226,479          68,870
         Prepaid expenses and other                                                              3,702          (6,999)
         Accounts payable, accrued expenses and other current liabilities                     (782,343)        172,257
         Accrued income taxes withheld on behalf of Limited Partners                               ---      (2,222,157)
         Payables to General Partner and affiliate                                          (1,393,591)        980,525
         Subscriber deposits                                                                       ---            (715)
         Deferred revenue                                                                          ---           2,215
                                                                                          ------------   -------------
           Net cash provided by (used in) operating activities                              (1,307,425)        750,503
                                                                                          ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                        (261,888)       (748,959)
    Proceeds from sale of cable television systems, net of cash sold                        21,162,314             ---
    Proceeds from sale of fixed assets                                                             ---           3,000
    Restricted funds held in escrow                                                                ---         750,000
    Distributions from unconsolidated limited partnership                                    8,402,999             ---
                                                                                          ------------   -------------
           Net cash provided by investing activities                                        29,303,425           4,041
                                                                                          ------------   -------------

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          EIGHT MONTHS    NINE MONTHS
                                                                                              ENDED          ENDED
                                                                                           AUGUST 31,    SEPTEMBER 30,
                                                                                             1999*          1998
                                                                                         --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to Limited Partners                                                  (20,372,395)            ---
   Income taxes withheld related to limited partners' distribution                             (83,480)            ---
   Borrowings on credit agreement                                                              300,000       2,100,000
   Repayments on credit agreement                                                           (4,100,000)     (2,900,000)
                                                                                         --------------  -------------
           Net cash used in financing activities                                           (24,255,875)       (800,000)
                                                                                         --------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         3,740,125         (45,456)

CASH AND CASH EQUIVALENTS, beginning of period                                                 267,002         220,104
                                                                                         --------------  -------------
CASH AND CASH EQUIVALENTS, end of period                                                 $   4,007,127   $     174,648
                                                                                         ==============  =============













*Operating activity for the eight month period from January 1, 1999 through August 31, 1999 is prior to liquidation basis adjustments.


        The accompanying notes are an integral part of these statements.

                      CENCOM CABLE INCOME PARTNERS II, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

On August 31, 1999, the Partnership consummated the sale of all of its cable television systems. As a result of this transaction, the Partnership changed its basis of accounting to the liquidation basis on September 1, 1999. Accordingly, the assets in the accompanying unaudited statement of assets and liabilities in liquidation as of September 30, 1999 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts.

Net assets in liquidation as of September 30, 1999 in the accompanying statement of assets and liabilities in liquidation represents the estimated distribution to be made to the Limited Partners and the General Partner, if any. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in the accompanying statement of assets and liabilities in liquidation.

The General Partner's intention is to terminate the Partnership as expeditiously as possible. After all distributions from Cencom Partners, L.P. ("CPLP") (see
Note 3 for related discussion) are received, the funds have been released from several indemnification escrow accounts pertaining to the sale of the Partnership's cable systems, the receipt of proceeds from note receivable from buyer of cable system, the Partnership's outstanding obligations will be paid and the remaining proceeds less required income tax withholdings of approximately $85,000 will be distributed in December 1999. Upon its termination, the Partnership will cease to be a public entity and will no longer be subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements of Cencom Cable Income Partners II, L.P. (the "Partnership" or "CCIP II") as of August 31, 1999 and September 30, 1998, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership's Form 10-K for the year ended December 31, 1998. Interim results are not necessarily indicative of results for a full year.

3. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

The Partnership owns limited partnership units of CPLP which provide the Partnership an 84.03% ownership interest in CPLP. The Partnership accounts for its investment in CPLP using the equity method. For the eight months period ended August 31, 1999, the Partnership recorded equity in income from its investment in CPLP totaling $7,411,528.

Summary financial information for the operating results of CPLP, for the two and eight month periods ended August 31, 1999, which are not consolidated with the operating results of the Partnership, are as follows:


                                            For the two and three months ended       For the eight and nine months ended
                                            ----------------------------------       -----------------------------------
                                             August 31,        September 30,         August 31,        September 30,
                                            -----------        -------------         ----------        -------------
                                                1999                1998                1999                1998
                                                ----                ----                ----                ----
Service revenues                            $      ---         $   656,409          $   660,630        $ 1,944,146

Income (loss) from operations               $      ---         $   259,832          $  (246,427)       $   920,765

Gain on sale of cable television systems    $      ---         $       ---          $ 8,985,528        $       ---

Net income                                  $    9,317         $    82,538          $ 8,820,096        $   437,442

4. DISPOSITIONS:

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

In May 1999, the Partnership entered into an Asset Purchase Agreement with Galaxy Telecom, L.P., an unaffiliated third party, pursuant to which the Partnership's remaining northeast Missouri systems would be sold. Consummation of the sale occurred on August 31, 1999. The sale price was approximately $1.2 million, subject to working capital adjustments, with approximately $58,500 deposited into an indemnification escrow account and approximately $99,500 in the form of a promissory note due on December 15, 1999. The funds held in escrow will be released to the Partnership upon mutual satisfaction of the Partnership's representations and warranties related to the assets that were sold.

5. DEBT:

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

6. LITIGATION:

Abeles v. Cencom Cable Entertainment, Inc., et. al.

On June 17, 1998, approximately 400 limited partners in CCIP II (the "Cencom Plaintiffs"), filed a lawsuit against the General Partner and Cencom Cable Entertainment, Inc. ("CCE", together with the General Partner, "Cencom Defendants"), and three brokerage firms involved in the original sale of limited partnership units. CCE provided management services to the Partnership and also owned all of the stock of the General Partner prior to mid-1994.

The Cencom Plaintiffs allege that the Cencom Defendants are liable for fraud, negligent misrepresentation or omission, negligence, breach of fiduciary duty, breach of implied covenants and violations of the Missouri Merchandising Practices Act in connection with the sale of limited partnership interests in CCIP II commencing in 1987. The Cencom Plaintiffs seek recision of the purchase of the securities along with ancillary damages, actual damages, punitive damages, costs and attorneys' fees.

On August 17, 1998, the Cencom Defendants filed a motion to dismiss. On November 5, 1998, the court heard an oral argument on that motion and a ruling has not yet been made on this motion. Discovery has been stayed during the pendency of the motion to dismiss.

The Partnership is not named a defendant in the above case.

Wallace v. Wood, et. al.

On June 10, 1997, four limited partners of the Partnership (the "Plaintiffs") filed a putative class action suit on behalf of the limited partners against the General Partner, Charter Communications, Inc. ("Charter"), certain other Charter affiliates and four present or former officers of the General Partner. The Plaintiffs subsequently amended their lawsuit and converted it to a Derivative Action, thus adding the Partnership as a nominal defendant (collectively, the "Defendants").

The Plaintiffs allege that the Defendants breached the Partnership Agreement and their fiduciary duties of loyalty and candor in connection with the management of the Partnership and the sale of the Partnership assets to certain purchasing affiliates. The Plaintiffs seek a declaration that the distribution to the Limited Partners is improper, request that defendants compensate the Partnership for all damages suffered as a result of the actions and transactions, including interest, costs, reasonable attorneys' fees, accountants' and experts' fees and request an accounting for all monies earned by the properties after the effective date of the sale to the purchasing affiliates.

On May 19, 1998, the Defendants filed a motion for judgment on the pleadings, seeking dismissal of certain of the defendants from the lawsuit. On October 12, 1999, the court issued an order granting in part and denying in part the Defendants' motion for judgment on the pleadings.

7. RELATED-PARTY TRANSACTIONS:

Since assumption of the responsibilities under the management services contract, the General Partner has elected to defer payment of all such management fees. Management fees of $4,470,894 and $4,305,023 have been deferred and are included in Payables to General Partner and Affiliates at August 31, 1999 and September 30, 1998, respectively. In connection with the Partnership's adoption of liquidation accounting, the payable to General Partner was reduced to $1,316,729 to reflect the estimated amounts to be paid to the General Partner, calculated in accordance with the terms and conditions of the Partnership Agreement.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth the approximate number of subscribers of the Partnership as of the date indicated.


                                                August 31,           December 31,      September 30,
                                                   1999                  1998              1998
                                                ----------           ------------      -------------
      Basic Subscribers:
        Texas systems (a)                             ---               11,900              11,800
        Northeast Missouri systems (b)                ---                1,700               1,700
                                                ---------            ---------           ---------
                                                      ---               13,600              13,500
                                                =========            =========           =========
      Premium Subscriptions:
        Texas systems (a)                             ---                5,850               6,400
        Northeast Missouri systems (b)                ---                  730                 700
                                                ---------            ---------           ---------
                                                      ---                6,580               7,100
                                                =========            =========           =========

(a)      The Texas systems were sold on April 1, 1999.
(b)      The Northeast Missouri systems were sold on August 31, 1999.

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:


                                                                 For the Two Months               For the Three Months
                                                                Ended August 31, 1999           Ended September 30, 1998
                                                             ---------------------------       --------------------------
                                                                                 % of                             % of
                                                                 Amount        Revenue             Amount        Revenue
                                                             -------------   -----------       -------------   ----------
Service revenues                                             $     100,414        100.0%       $   1,547,272        100.0%
                                                             -------------   -----------       -------------   ----------
Operating expenses:
       Operating, general and administrative                       109,383        108.9              790,473         51.1
       Depreciation and amortization                                 7,139          7.1              179,680         11.6
       Management fees - related party                               4,949          4.9               77,558          5.0
                                                             -------------   -----------       -------------   ----------
                                                                   121,471        120.9            1,047,711         67.7
                                                             -------------   -----------       -------------   ----------
Income (loss) from operations                                      (21,057)       (20.9)             499,561         32.3
                                                             -------------   -----------       -------------   ----------
Other income (expense):
        Interest income                                                ---           ---               6,837          0.4
        Interest expense                                               ---           ---            (100,451)        (6.5)
        Equity in income of unconsolidated
          limited partnership                                        7,829           7.8              69,334          4.5
        Gain on sale of cable television systems                   599,679         597.2                 ---          ---
            Gain on sale of fixed assets                               ---           ---               3,000          0.2
                                                             -------------   -----------       -------------   ----------
                                                                   607,508         605.0             (21,280)        (1.4)
                                                             -------------   -----------       -------------   ----------
Net income                                                   $     586,451         584.1%      $     478,281         30.9%
                                                             =============   ===========       =============   ==========

The following table sets forth certain items in dollars and as a percentage of total revenues for the periods indicated:


                                                                For the Eight Months               For the Nine Months
                                                                Ended August 31, 1999            Ended September 30, 1998
                                                             --------------------------        ---------------------------
                                                                                % of                              % of
                                                                 Amount        Revenue            Amount         Revenue
                                                             -------------   ----------        ------------    -----------
Service revenues                                             $   1,781,774        100.0%       $   4,570,640        100.0%
                                                             -------------   ----------        -------------   ----------
Operating expenses:
       Operating, general and administrative                     1,109,480         62.3            2,349,930         51.4
       Depreciation and amortization                               133,858          7.5              464,386         10.2
           Management fees - related party                          89,013          5.0              228,727          5.0
                                                             -------------   ----------        -------------   ----------
                                                                 1,332,351         74.8            3,043,043         66.6
                                                             -------------   ----------        -------------   ----------
Income from operations                                             449,423         25.2            1,527,597         33.4
                                                             -------------   ----------        -------------   ----------
Other income (expense):
        Interest income                                            191,536         10.7               35,128          0.8
        Interest expense                                          (108,258)        (6.1)            (309,704)        (6.8)
            Other expense                                          (41,264)        (2.3)                 ---          ---
        Equity in income of unconsolidated
               limited partnership                               7,411,528        416.0              367,583          8.0
            Gain on sale of cable television systems            17,298,434        970.9                  ---          ---
            Gain on sale of fixed assets                               ---          ---                3,000          0.1
                                                             -------------   ----------        -------------   ----------
                                                                24,751,976      1,389.2               96,007          2.1
                                                             -------------   ----------        -------------   ----------
Income before extraordinary item                                25,201,399      1,414.4            1,623,604         35.5

        Extraordinary loss - early extinguishment of
   long-term debt                                                 (195,500)       (11.0)                 ---          ---
                                                             -------------   ----------        -------------   ----------
Net income                                                   $  25,005,899      1,403.4%       $   1,623,604         35.5%
                                                             =============   ==========        =============   ==========

The Registrant had no results of operations for the period subsequent to August 31, 1999, as a result of the sale of its northeast Missouri system. No discussion of operating results for the three and nine months ended September 30, 1999 versus the three and nine months ended September 30, 1998 has been provided as such analysis is not meaningful.

Changes in Assets and Liabilities in Liquidation

Net assets in liquidation at September 30, 1999 were approximately $4.3 million, consisting of cash and cash equivalents of approximately $3.8 million (including restricted cash of $1,098,500 held in indemnification escrow accounts due to provisions contained in the asset purchase agreements) and a note receivable from buyer of cable system of approximately $99,500, offset by accrued liquidation costs of approximately $524,000. The net change in assets and liabilities in liquidation during the month ended September 30, 1999 was approximately $2.8 million, which is the result of the increase in the cash and cash equivalents balance due to interest income earned by the Partnership and an increase in the accrued costs of liquidation to arrive for the estimated liability associated with winding down the Partnership's operations.

Final dissolution of the Partnership and related cash distributions to the Limited Partners and General Partner will occur upon obtaining final resolution of all liquidation issues, including release of funds from the indemnification escrow account. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in September 30, 1999 financial statements.

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

The Partnership made capital expenditures of approximately $262,000 during the first eight months of 1999 in connection with the improvement and upgrading of the Partnership systems.

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

In May 1999, the Partnership entered into an Asset Purchase Agreement with an unaffiliated third party pursuant to which the northeast Missouri systems would be sold. Consummation of the sale occurred on August 31, 1999, with the Partnership receiving cash proceeds of approximately $952,000 and a note receivable of $99,477. Following the sale of the northeast Missouri systems, the Partnership has sold all of its cable television assets.

Net assets in liquidation as of September 30, 1999 in the statement of assets and liabilities in liquidation represents the estimated distribution to be made to the Limited Partners and the General Partner, if any. Proceeds ultimately received by the partners upon liquidation could differ from the amounts recorded in the accompanying statement of assets and liabilities in liquidation.

The General Partner's intention is to terminate the Partnership as expeditiously as possible. After all distributions from CPLP are received, the funds have been released from several indemnification escrow accounts pertaining to the sale of the Partnership's cable systems, the receipt of proceeds from note receivable from buyer of cable system, the Partnership's outstanding obligations will be paid and the remaining proceeds will be distributed in December 1999. Upon its termination, the Partnership will cease to be a public entity and will no longer be subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended.

Year 2000 Impact

Many existing computer systems and applications, and other control devices and embedded computer chips use only two digits (rather than four) to identify a year in the date field, failing to consider the impact of the upcoming change in the century. As a result, such systems, applications, devices, and chips could create erroneous results or might fail altogether unless corrected properly to interpret data related to the year 2000 and beyond (the "Year 2000 Problem"). These errors and failures may result, not only from a date recognition problem in the particular part of a system failing, but may also result as systems, applications, devices and chips receive erroneous or improper data from third-parties suffering from the Year 2000 Problem. In addition, two interacting systems, applications, devices or chips, each of which has individually been fixed so that it will properly handle the Year 2000 Problem, could nonetheless suffer "integration failure" because their method of dealing with the problem is not compatible. These problems are expected to increase in frequency and severity as the year 2000 approaches. We have incurred only immaterial costs to date directly related to addressing the Year 2000 Problem. Since the Partnership is in liquidation, we do not believe the Year 2000 Problem will have a significant impact on the Partnership.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q contains statements that are forward looking, such as statements relating to the effects of future regulation, future capital commitments, future acquisitions and the Partnership's success in dealing with the year 2000 issues. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of the Partnership. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, changes in the competitive environment in which the Partnership operates and the Partnership's success in dealing with year 2000 issues. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

Part II. Other Information

Item 1. Legal Proceedings


Wallace v. Wood, et. al.

On June 10, 1997, four limited partners of the Partnership filed a putative class action suit on behalf of the limited partners against the General Partner, Charter Communications, Inc. (Charter), certain other Charter affiliates and four present or former officers of the General Partner. On May 19, 1998, the Defendants filed a motion for judgment on the pleadings, seeking dismissal of certain of the defendants from the lawsuit. On October 12, 1999, the court issued an order granting in part and denying in part the Defendants' motion for judgment on the pleadings.

Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            27.1 Financial Data Schedule (supplied for the information of the Commission)

        (b) Reports on Form 8-K

        On September 14, 1999, CCIP II filed a current report on Form 8-K related to the sale of cable television systems on August 31, 1999, reported in part I, Item 2 therein, as follows:

        (a) CCIP II sold its cable television systems serving northeast Missouri, to an unaffiliated third party for $1.2 million, subject to working capital adjustments, with approximately $58,500 being deposited into an indemnification escrow account and approximately $99,500 in the form of a promissory note due on December 15, 1999.

         The Form 8-K filing did not include certain unaudited pro forma financial information related to the sale transaction pursuant to
         Article 3 of Regulation S-X since the Partnership no longer has any cable television systems subsequent to the sale.

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                      FOR QUARTER ENDED SEPTEMBER 30, 1999


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

                                           CENCOM CABLE INCOME PARTNERS II, L.P.

                                               By: Cencom Properties II, Inc.
                                                   its General Partner



                                               By: /s/ Jerald L. Kent
                                                   ----------------------------
                                                   Jerald L. Kent
                                                   Executive Vice President and
                                                   Chief Financial Officer



By: /s/Jerald L. Kent                              November 15, 1999
    ------------------------------
    Jerald L. Kent
    Executive Vice President and
    Chief Financial Officer


By: /s/Ralph G. Kelly                              November 15, 1999
    ------------------------------
    Ralph G. Kelly
    Treasurer