Form 10-Q/A
period 1999-09-30
CENCOM CABLE INCOME PARTNERS II L P
filed 1999-11-15
CIK 821582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q/A

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

                      CENCOM CABLE INCOME PARTNERS II, L.P.


                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                      AUGUST 31,        DECEMBER 31,
                                                                                        1999*              1998
                                                                                     -----------        -----------
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $ 4,007,127        $   267,002
   Accounts receivable, net                                                               99,477             52,409
   Prepaid expenses and other                                                                ---             30,844
                                                                                     -----------        -----------
             Total current assets                                                      4,106,604            350,255
                                                                                     -----------        -----------
PROPERTY AND EQUIPMENT, net                                                                  ---          4,156,583

FRANCHISE COSTS, net of accumulated amortization of $ -0-
   and $1,285,846, respectively                                                              ---             10,521

DEBT ISSUANCE COSTS, net of accumulated amortization of $ -0-
   and $82,545, respectively                                                                 ---            208,533

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                                       2,180,332          3,171,808
                                                                                     -----------        -----------
                                                                                     $ 6,286,936        $ 7,897,700
                                                                                     ===========        ===========

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                             $   352,936        $ 1,310,831
   Payables to General Partner and affiliates                                          4,918,960          6,291,552
   Subscriber deposits                                                                       ---             10,527
                                                                                     -----------        -----------
           Total current liabilities                                                   5,271,896          7,612,910
                                                                                     -----------        -----------
DEFERRED REVENUE                                                                             ---             19,774
                                                                                     -----------        -----------
LONG TERM DEBT                                                                               ---          3,800,000
                                                                                     -----------        -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                                                           ---                ---
   Limited Partners (250,000 units authorized; 90,915 units issued and
     outstanding)                                                                      1,474,207         (3,075,817)
   Note receivable from General Partner                                                 (459,167)          (459,167)
                                                                                     -----------        -----------
           Total Partners' capital (deficit)                                           1,015,040         (3,534,984)
                                                                                     -----------        -----------
                                                                                     $ 6,286,936        $ 7,897,700
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